Form 10-Q
period 1996-06-30
SIS BANCORP INC
filed 1996-08-14
CIK 1013049

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/96

                                                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-20809


                                SIS BANCORP, INC.
               (Exact Name of Issuer as Specified in its Charter)

Massachusetts                                                04-3303264

(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


SIS BANCORP, INC.
1441 Main Street
Springfield, Massachusetts                            01102
(Address of Principal Executive Offices)            (Zip Code)

                                 (413) 748-8000
                (Issuers Telephone Number , Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 5,722,600 shares as of August 8, 1996.

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. SIS Bancorp, Inc. and its subsidiaries (the "Company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf on the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

                       SIS BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                       PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the
three and six months ended June 30, 1996 and 1995.......................... 1

Condensed Consolidated Statements of Financial Condition
at June 30, 1996 and December 31, 1995..................................... 2

Condensed Consolidated Statements of Cash Flows for the
three and six months ended June 30, 1996 and 1995.......................... 3

Condensed Consolidated Statements of Changes in Stockholders' Equity
for the six months ended June 30, 1996 and 1995............................ 5

Notes to the Unaudited Financial Statements................................ 6


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.............................. 7


PART II OTHER INFORMATION

Item 1. Legal
Proceedings................................................................ 26

Item 2. Changes in Securities.............................................. 26

Item 3. Default upon Senior Securities..................................... 26

Item 4. Submission of Matters to a Vote of Security Holders................ 26

Item 5. Other Information.................................................. 26

Item 6. Exhibits and Reports on Form 8-K................................... 26



SIGNATURES..................................................................28

                       SIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands Except Per Share Amounts)


                                                                                (Unaudited)                    (Unaudited)
                                                                             Three Months Ended             Six Months Ended
                                                                         --------------------------     -------------------------
                                                                             June           June           June           June
                                                                             1996           1995           1996           1995
                                                                          ----------     ----------     ----------     ----------
Interest and dividend income
        Loans .........................................................   $   11,922     $   11,411     $   23,474     $   22,029
        Investment securities available for sale ......................        5,170          2,674          9,296          5,330
        Investment securities held to maturity ........................        3,269          2,769          6,215          5,053
        Federal funds sold and interest bearing deposits ..............           45            153            259            617
                                                                          ----------     ----------     ----------     ----------
                       Total interest and dividend income .............       20,406         17,007         39,244         33,029
                                                                          ----------     ----------     ----------     ----------
Interest expense
        Deposits ......................................................        7,992          7,528         16,068         14,244
        Borrowings ....................................................        1,957            228          3,148            274
                                                                          ----------     ----------     ----------     ----------
                       Total interest expense .........................        9,949          7,756         19,216         14,518
                                                                          ----------     ----------     ----------     ----------
Net interest and dividend income ......................................       10,457          9,251         20,028         18,511
Less: Provision for possible loan losses ..............................          750          1,202          1,450          2,355
                                                                          ----------     ----------     ----------     ----------
Net interest and dividend income after provision
        for possible loan losses ......................................        9,707          8,049         18,578         16,156

Noninterest income:
        Net gain (loss) on sale of loans ..............................          162             (4)           432            (10)
        Net gain (loss) on sale of securities .........................         --               10              2             14
        Fees and other income .........................................        2,575          2,188          4,884          4,236
                                                                          ----------     ----------     ----------     ----------
                       Total noninterest income .......................        2,737          2,194          5,318          4,240
                                                                          ----------     ----------     ----------     ----------

Noninterest expense:
        Operating expenses:
                 Salaries and employee benefits .......................        4,242          3,672          8,492          7,708
                 Occupancy expense of bank premises, net ..............          795            805          1,577          1,705
                 Furniture and equipment expense ......................          514            457          1,056            916
                 Other operating expenses .............................        3,656          3,780          6,771          7,315
                                                                          ----------     ----------     ----------     ----------
                        Total operating expenses ......................        9,207          8,714         17,896         17,644
                                                                          ----------     ----------     ----------     ----------
        Foreclosed real estate expense ................................           63            112            223            442
        Net expense of real estate operations .........................         (148)            62           (162)           127
                                                                          ----------     ----------     ----------     ----------
                        Total noninterest expense .....................        9,122          8,888         17,957         18,213
Income before income tax expense ......................................        3,322          1,355          5,939          2,183
Income tax expense ....................................................          278             74            490            113
                                                                          ----------     ----------     ----------     ----------
                        Net income ....................................   $    3,044     $    1,281     $    5,449     $    2,070
                                                                          ==========     ==========     ==========     ==========

Earnings per share and pro forma earnings per share: (1)
         Primary ......................................................   $     0.56     $     0.25     $     1.00     $     0.40
         Fully diluted ................................................   $     0.56     $     0.25     $     1.00     $     0.40

Weighted average and pro forma weighted average shares outstanding: (1)
         Primary ......................................................    5,434,834      5,117,700      5,432,265      5,117,500
         Fully diluted ................................................    5,450,529      5,130,034      5,445,968      5,123,767

(1) Net income per share for the three and six months ended June 30, 1996 is computed on weighted average shares outstanding for the period. Net income per share for the six months ended June 30, 1995 is computed on a pro forma basis as if the conversion of the Bank from mutual to stock had been completed as of the beginning of the period presented.

          See accompanying Notes to the Unaudited Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In Thousands Except Share Amounts)




                                                                                (Unaudited)
                                                                                  June 30,     December 31,
                                                                                    1996           1995
                                                                                -----------    ------------

ASSETS

Cash and due from banks .....................................................   $    35,931    $    30,377
Federal funds sold and interest bearing deposits ............................        10,045          8,045
Investment securities available for sale ....................................       337,444        246,984
Investment securities held to maturity (fair value: $192,728 at June 30, 1996
 and $172,930 at December 31, 1995)..........................................       193,197        172,793
Loans receivable, net of allowance for possible losses
 ($ 14,913 at June 30, 1996 and $ 14,986 at December 31, 1995) ..............       578,635        558,663
Accrued interest and dividends receivable ...................................         7,946          7,109
Investments in real estate and real estate partnerships .....................         5,494          6,092
Foreclosed real estate, net .................................................           427          1,529
Bank premises, furniture and fixtures, net ..................................        25,602         25,706
Other assets ................................................................        15,122         13,680
                                                                                -----------    -----------
    Total assets ............................................................   $ 1,209,843    $ 1,070,978
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ....................................................................   $   927,298    $   885,386
Federal Home Loan Bank advances .............................................        74,493         41,500
Securities sold under agreements to repurchase ..............................        91,400         31,101
Loans payable ...............................................................         3,026          5,470
Mortgage escrow .............................................................         4,321          4,193
Accrued expenses and other liabilities ......................................        22,309         21,859
                                                                                -----------    -----------
      Total liabilities .....................................................     1,122,847        989,509
                                                                                -----------    -----------

Stockholders' equity:
Preferred stock ($.01 par value; 5,000,000 shares
  authorized: no shares issued and outstanding) .............................          --             --
Common stock ($.01 par value; 25,000,000 shares authorized; shares
issued and outstanding: 5,722,600 in 1996 and 5,710,700 in 1995) ............            57             57
Unearned compensation .......................................................        (4,503)        (4,937)
Additional paid in capital ..................................................        42,308         41,790
Retained earnings ...........................................................        48,282         42,833
Net unrealized gain (loss) on investment securities available for sale ......           852          1,726
                                                                                -----------    -----------
      Total stockholders' equity ............................................        86,996         81,469
                                                                                -----------    -----------
Total liabilities and stockholders' equity ..................................   $ 1,209,843    $ 1,070,978
                                                                                ===========    ===========

          See accompanying Notes to the Unaudited Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)



                                                                                                                 (Unaudited)
                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                            ----------------------
                                                                                                               1996         1995
                                                                                                            ---------    ---------
Cash Flows From Operating Activities
Net income ..............................................................................................   $   5,449    $   2,070
Adjustments to reconcile net income to net cash (used for)/
   provided by operating activities
     Provision for possible loan losses .................................................................       1,450        2,355
     Provision for foreclosed real estate ...............................................................        --            461
     Depreciation .......................................................................................       1,510        1,551
     Amortization of premium on investment securities, net ..............................................       1,193          314
     ESOP and restricted stock expenses .................................................................         722          101
     Investment security (gains) ........................................................................          (2)         (14)
     (Income) loss from equity investment in partnerships ...............................................        (145)           1
     (Gain) loss on sale of loans .......................................................................        (432)          10
     Disbursements for mortgage loans held for sale .....................................................     (54,864)     (29,251)
     Receipts from mortgage loans held for sale .........................................................      55,296       29,242
     Loss on sale of fixed assets and real estate .......................................................         342          158
     Changes in assets and liabilities:
         (Increase) in other assets, net ................................................................      (1,644)         (73)
         Decrease (increase) in accrued expenses and other liabilities ..................................         680      (12,464)
                                                                                                            ---------    ---------
             Net cash  (used for)/provided by operating activities ......................................       9,555       (5,539)
                                                                                                            ---------    ---------


Cash Flows From Investing Activities

    Proceeds from sales of investment securities  - available for sale ..................................      12,200            9
    Proceeds from maturities and principal payments received
       on investment securities - available for sale ....................................................      71,652       54,326
    Purchase of investment securities - available for sale ..............................................    (176,695)     (64,563)
    Proceeds from maturities and principal payments received
       on investment securities - held to maturity ......................................................      25,862        7,476
    Purchase of investment securities -held to maturity .................................................     (46,583)     (50,046)
    Proceeds from sale of investments in real estate partnerships .......................................         475         --
    Net change in loans receivable ......................................................................     (22,549)     (44,923)
    Net change in foreclosed real estate ................................................................       1,767          242
    Proceeds from sale of loans .........................................................................         462          250
    Proceeds from sale of fixed assets and leases .......................................................        --            158
    Purchase of fixed assets ............................................................................      (1,480)      (2,805)
                                                                                                             ---------    ---------
             Net cash  (used for)/provided by investing activities ......................................    (134,889)     (99,876)
                                                                                                            ---------    ---------

          See accompanying Notes to the Unaudited Financial Statements


                       SIS BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Dollars In Thousands)


                                                                                                               (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                            -------------------
                                                                                                              1996       1995
                                                                                                            --------   --------
Cash Flows from Financing Activities

  Net proceeds from stock conversion ....................................................................       --       35,946
  Net increase in deposits ..............................................................................     41,912      8,448
  Net increase in borrowings ............................................................................     90,848     50,837
  Net increase (decrease) in mortgagors' escrow deposits ................................................        128       (271)
                                                                                                            --------   --------
        Net cash provided by/(used for) financing activities ............................................    132,888     94,960
                                                                                                            --------   --------

Increase (decrease) in cash and cash equivalents ........................................................      7,554    (10,455)

Cash and cash equivalents, beginning of year ............................................................     38,422     55,720
                                                                                                            --------   --------

Cash and cash equivalents, at quarter end ...............................................................   $ 45,976   $ 45,265
                                                                                                            ========   ========


Supplemental disclosures of cash flow information:
     Cash paid during the year for interest to depositors
             and interest on debt .......................................................................   $ 19,217   $ 14,075

Non-cash investing activities:
     Transfers to foreclosed real estate, net ...........................................................   $    665   $     74


          See accompanying Notes to the Unaudited Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                For The Six Months Ended June 30, 1996 and 1995
                             (Dollars In Thousands)



                                                                                                   Net unrealized
                                                                                                     gain (loss)
                                                                         Additional                 on investment
                                                  Common      Unearned    Paid-In    Retained   securities avaliable
                                                   Stock    Compensation  Capital    Earnings         for sale         Total
                                                 --------   ------------ ----------  --------   -------------------- ---------

Balance at December 31, 1995 .................   $     57     $ (4,937)   $ 41,790    $ 42,833       $  1,726         $ 81,469
Net income ...................................       --           --          --         5,449            --             5,449
Issuance of common stock .....................       --           --          --           --             --               --
Unearned compensation ........................       --           (315)        297         --             --               (18)
Decrease in unearned compensation ............       --            749         221         --             --               970
Change in unrealized gain (loss) on investment                                                                             --
    securities available for sale ............       --           --          --           --            (874)            (874)
                                                 ----------   ---------   --------    --------       --------         --------
Balance at June 30, 1996 .....................   $     57     $ (4,503)   $ 42,308    $ 48,282       $    852         $ 86,996
                                                 ==========   =========   ========    ========       ========         ========


Balance at December 31, 1994 .................   $   --       $   --      $   --      $ 31,624       $ (3,121)        $ 28,503
Net income ...................................       --           --          --         2,070            --             2,070
Issuance of common stock .....................         56         --        39,665        (250)           --            39,471
Unearned compensation ........................       --         (3,560)       --           --             --            (3,560)
Decrease in unearned compensation ............       --            190         101         --             --               291
Change in unrealized gain (loss) on investment
    securities available for sale ............       --           --          --           --           4,011            4,011
                                                 --------     --------    --------    --------       --------         --------
Balance at June 30, 1995 .....................   $     56     $ (3,370)   $ 39,766    $ 33,444       $    890         $ 70,786
                                                 ========     ========    ========    ========       ========         ========

                    See accompanying Notes to the Unaudited
                       Consolidated Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Holding Company Formation
SIS Bancorp, Inc., a Massachusetts corporation, was organized by Springfield Institution for Savings (the "Bank") for the purpose of reorganizing the Bank into a holding company structure. The Company acquired 100% of the outstanding shares of the Bank's common stock, par value $1.00 per share, in a 1:1 exchange for shares of the Company's common stock, par value $.01 per share (the "Company Common Stock"). Upon the effectiveness of such share-for-share exchange (the "Reorganization") on June 21, 1996, the Bank became the wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company. The Reorganization was accounted for as a pooling of interests, and accordingly, the information included in the financial statements and their accompanying notes presents the combined results of the Bank and the Company as if the merger had been effected on January 1, 1995.

2. Condensed Consolidated Financial Statements
The Condensed Consolidated Financial Statements of the Company included herein are unaudited, and in the opinion of Management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with generally accepted accounting principles have been omitted as they are included in the most recent Federal Deposit Insurance Corporation ("FDIC") Form F-2 Annual Report and accompanying Notes to the Financial Statements (the "Form F2") filed by the Bank for the year ended December 31, 1995. The Form F-2 was included as Exhibit 99.3 in the Form 8-A registration statement filed by the Company with the Securities and Exchange Commission on June 3, 1996. Management believes that the disclosures contained herein are adequate to make a fair presentation.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Form F-2.

The results for the three and six month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

3. New Accounting Pronouncements
Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Service Rights". SFAS 122 amends certain provisions of SFAS 65, "Accounting for Certain Mortgage Banking Activities", to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The adoption of this statement did not have a material affect on the Company's financial position as of June 30, 1996 or on the results of its operations for the three and six month periods then ended.

4. Dividend Policy
While the Company does not pay a cash dividend on its common stock at this time, the Board of Directors of the Company periodically reviews the appropriateness of a cash dividend in light of the Company's existing policies.

5. Earnings Per Share and Pro Forma Earnings Per Share
Net income per share for the three and six months ended June 30, 1996 and the three months ended June 30, 1995 is computed on weighted shares outstanding for the period. Net income per share for the six months ended June 30, 1995 is computed on a pro forma basis as if the stock issued in the conversion of the Bank from mutual to stock form had been issued as of the beginning of the period.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

                             (DOLLARS IN THOUSANDS)


Overview

As discussed in Note 1 of the financial statements included in this filing, SIS Bancorp, Inc., a Massachusetts corporation (the "Company"), was organized by Springfield Institution for Savings (the "Bank") for the purpose of reorganizing the Bank into a holding company structure. Upon the effectiveness of the Reorganization on June 21, 1996, the Bank became the wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company. The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "SISB", which had previously been used by the Bank.

The Bank is a state chartered, stock form savings bank headquartered in Springfield, MA. The Bank provides a wide variety of financial services which include retail and commercial banking, residential mortgage origination and servicing, commercial real estate lending and consumer lending. The Bank serves its primary market of Hampden and Hampshire Counties through a network of 21 retail branches. The Bank completed a successful conversion from mutual to stock form (the "Conversion") on February 7, 1995. Through the issuance of 5,562,500 shares of common stock, the Bank received proceeds of $35.9 million, net of Conversion related costs and the Company's Employee Stock Ownership Plan (the "ESOP").

The Bank's revenues are derived principally from interest payments on its loan portfolios and mortgage-backed and other investment securities. The Bank's primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.


Results of Operations for the Three Months Ended June 30, 1996 and June 30, 1995

The Company reported net income of $3.0 million, or $0.56 per share, for the second quarter of 1996 as compared to net income of $1.3 million, or $0.25 per share, for the same period last year. The improved results are primarily attributable to increased net interest income and noninterest income as well as lower provisions for possible loan losses.

Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is affected by the mix and volume of assets and liabilities, and the movement and level of interest rates.

The following table sets forth, for the period indicated, average balances, interest income and expense, and yields earned or rates paid on the major categories of assets and liabilities. Non-accrual loans have been included in the appropriate average balance loan category, but unpaid interest on non-accrual loans has not been included for purposes of determining interest income. In addition, investment securities available for sale are reflected at amortized cost.

                                                                            Three Months Ended June 30,
                                                ---------------------------------------------------------------------------------
                                                                  1996                                        1995
                                                ---------------------------------------    --------------------------------------
                                                   Average                     Average      Average                     Average
                                                   Balance      Interest     Yield/Cost     Balance       Interest     Yield/Cost
                                                -----------   -----------    ----------    ----------   -----------    ----------
Interest-earning assets:
Fed funds sold and interest-bearing deposits .. $     3,396   $        45        5.24%      $  9,814     $      153       6.17%
Investment securities held to maturity ........     193,672         3,269        6.75%       189,279          2,769       5.85%
Investment securities available for sale ......     319,709         5,170        6.47%       163,414          2,674       6.55%
Residential real estate loans .................     243,998         4,758        7.80%       268,568          5,247       7.81%
Commercial real estate loans ..................     119,523         2,573        8.61%       118,882          2,518       8.47%
Commercial loans ..............................     128,974         2,841        8.71%        91,905          2,181       9.39%
Home equity loans .............................      76,590         1,592        8.36%        55,902          1,310       9.40%
Consumer loans ................................       7,096           158        8.91%         6,600            155       9.39%
                                                -----------   -----------       ------    ----------     ----------   ---------

Total interest-earning assets .................   1,092,958        20,406        7.47%       904,364         17,007       7.52%

Allowance for loan losses .....................     (14,737)                                 (17,095)
Non-interest-earning assets ....................     84,258                                   70,642
                                                -----------                               ----------
    Total assets ...............................$ 1,162,479   $    20,406                   $957,911     $   17,007
                                                ===========   ===========                 ==========     ==========

Interest-bearing liabilities
Deposits
  Savings accounts .............................$   195,987   $     1,218        2.50%      $185,842        $ 1,155       2.49%
  NOW accounts .................................     57,412           161        1.13%        53,084            187       1.41%
  Money market accounts ........................    206,801         1,701        3.31%       211,113          1,751       3.33%
  Time deposit accounts ........................    371,828         4,912        5.31%       344,743          4,435       5.16%
                                                ------------  -----------      -------    ----------     ----------   ---------
Total interest-bearing deposits ...............     832,028         7,992        3.86%       794,782          7,528       3.80%
borrowed funds ................................     141,217         1,957        5.48%        13,457            228       6.70%
                                                -----------   -----------      -------    ----------     ----------   ---------

Total interest-bearing liabilities ............     973,245         9,949        4.11%       808,239          7,756       3.85%
Non-interest-bearing liabilities ..............     106,530                                   80,817
                                                -----------                               ----------
Total liabilities .............................   1,079,775                                  889,056
Stockholders' equity ..........................      82,704                                   68,855
                                                -----------                               ----------
    Total liabilities and stockholders' equity. $ 1,162,479   $     9,949                   $957,911     $    7,756
                                                ===========   ===========                 ==========     ==========

Net interest income/spread ....................               $    10,457        3.36%                   $    9,251       3.67%
                                                              ===========      =======                   ==========   =========
Net interest margin as a % of interest-
earning assets .................................                                 3.83%                                    4.09%
                                                                               =======                                =========




Net interest income for the three months ended June 30, 1996 was $10.5 million compared to $9.3 million for the three months ended June 30, 1995, an increase of $1.2 million or 13.0%. This increase is primarily due to a $188.6 million increase in average earning assets partially offset by a 26 basis points decrease in net interest margin.

Total interest income was $20.4 million for the three months ended June 30, 1996, an increase of $3.4 million or 20.0% from the same period last year. This increase is attributable to higher levels of interest-earning assets. Interest-earning assets totaled $1.1 billion in the second quarter of 1996 compared to $904.4 million in the second quarter of 1995, an increase of $188.6 million or 20.9%. Total investments increased $160.7 million reflecting higher deposit levels as well as leveraging a portion of the Company's capital position. Total loans increased $34.3 million as the Company continued to focus on the commercial (small business) and home equity market segments, which grew by $37.1 million or 40.3% and $20.7 million or 37.0%, respectively. Residential real estate loan balances declined $24.6 million or 9.2%, reflecting significant refinancing activity during the first quarter of 1996. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $9.9 million for the three months ended June 30, 1996 compared to $7.8 million during the same period in 1995, an increase of $2.1 million or 28.3%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Interest-bearing deposits totaled $832.0 million for the quarter ended June 30, 1996 compared to $794.8 million for the same period in 1995, an increase of $37.2 million or 4.7%. This growth occurred primarily in Time and Savings deposits, which increased $27.1 and $10.1 million respectively. Time deposits increased as a result of the new "Can't Lose CD" product, which pays an interest rate equal to the prime rate less 350 basis points. Savings deposit growth reflects the continued success of the totally free savings account, a key feature of the Company's consumer strategy. Borrowed funds averaged $141.2 million for the three months ended June 30, 1996 compared to $13.5 million for the same period in 1995 reflecting the use of Federal Home Loan Bank ("FHLB") advances and repurchase agreements to leverage a portion of the Company's capital.

The following table presents the changes in net interest income resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.



                                                                                  Three months ended June 30,
                                                                                        1996 versus 1995
                                                                                 -----------------------------
                                                                                   Increase (Decrease) Due to
                                                                                 -----------------------------
                                                                                  Volume     Rate        Net
                                                                                 -------    -------    -------
Interest-earning assets:
  Federal funds sold and
     interest bearing deposits ........................                          $   (93)   $   (15)   $  (108)
  Investment securities held to maturity ..............                               70        430        500
  Investment securities available for sale ............                            2,541        (45)     2,496
  Residential real estate loans .......................                             (480)        (9)      (489)
  Commercial real estate loans ........................                               14         41         55
  Commercial loans ....................................                              848       (188)       660
  Home equity loans ...................................                              457       (175)       282
  Consumer loans ......................................                               11         (8)         3
                                                                                 -------    -------    -------

Total interest-earning assets .........................                            3,368         31      3,399
                                                                                 -------    -------    -------

Interest-bearing liabilities:
Deposits:
  Savings accounts ....................................                               63         --         63
  NOW accounts ........................................                               14        (40)       (26)
  Money market accounts ...............................                              (36)       (14)       (50)
  Time deposit accounts ...............................                              352        125        477
                                                                                 -------    -------    -------

Total deposits ........................................                              393         71        464

Borrowed funds ........................................                            1,968       (239)     1,729
                                                                                 -------    -------    -------

Total interest-bearing liabilities ....................                            2,361       (168)     2,193
                                                                                 -------    -------    -------

Change in net interest income .........................                          $ 1,007    $   199    $ 1,206
                                                                                 =======    =======    =======

Provision for Possible Loan Losses
The Company provided $0.8 million for its provision for possible loan losses in the second quarter of 1996 compared to $1.2 million in the second quarter of 1995. This decrease of $0.4 million reflects an improvement in the credit quality profile of the loan portfolio. The provision for possible loan losses is based upon Management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further discussion of this topic please refer to the section titled "Allowance for Possible Loan Losses" in the Balance Sheet Analysis section of this document.

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:


                                                    Three months ended
                                                           June 30,
                                           ------------------------------------
                                               1996                    1995
                                           ------------            ------------

Net gain (loss) on sale of loans             $  162                  $   (4)
Net gain (loss) on sale of securities            -                       10
Loan charges and fees                           757                     788
Deposit related fees                          1,544                   1,200
Other charges and fees                          274                     200
                                           --------                --------
                                             $2,737                  $2,194
                                           ========                ========



Net gain (loss) on sale of loans increased $0.2 million due to an increase in the amount of loans sold servicing released.

Deposit service charges and fees increased $0.3 million due primarily to the Company's larger noninterest bearing account base.

Other charges and fees increased $0.1 million reflecting higher brokerage fees.

Salaries and Benefits Expense
Salaries and benefits expense totaled $4.2 million for the second quarter of 1996 compared to $3.7 million for the same period in 1995, an increase of $0.5 million reflecting standard wage increases, the introduction of new benefit programs including ESOP, restricted stock and 401(k) plan, and higher ESOP and restricted stock expenses as a result of an increase in the Company's stock price.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:


                                                     Three months ended
                                                           June 30,
                                             ----------------------------------
                                                  1996               1995
                                             --------------     ---------------

Marketing and public relations                   $  493            $  365
Insurance                                            93               891
Professional services                               851               825
Outside processing                                1,098               803
Other                                             1,121               896
                                             ----------         ---------
                                                 $3,656            $3,780
                                             ==========         =========




Marketing and public relations expense increased $0.1 million reflecting a higher level of advertising expenses directed towards the Company's consumer strategy of obtaining consumer deposit accounts in connection with its increased emphasis on community banking activities.

Insurance expense includes FDIC deposit insurance expense, which totaled $1 thousand in the second quarter of 1996 compared to $0.7 million in the same period in 1995. This decrease is attributable to a significant reduction in FDIC premiums.

Outside processing increased $0.3 million reflecting higher transaction and account volume associated with increased account activity resulting from the Company's consumer strategy, as well as costs associated with the outsourcing of the Company's item processing operations in 1996.

Other operating expenses increased $0.2 million primarily due to supplies and postage costs associated with growth in consumer deposit accounts as a result of the Company's consumer strategy.

Net Expense of Real Estate Operations
The Company has certain subsidiaries that are engaged in various real estate investments directly or in joint ventures with unaffiliated partners. The Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations reflects the net operating results of these activities, writedowns on real estate properties and gains/losses on sales of these properties.  Net expense of real estate  operations  of $(0.1)  million and $0.1 million for the three months ended June 30, 1996 and June 30, 1995, respectively, reflects normal operating results.

Income Taxes
The Company recorded $0.3 million of state and federal alternative minimum tax provision in the second quarter of 1996 compared to $0.1 million in the second quarter of 1995. This increase in taxes resulted from the increase in pretax earnings between the periods ended June 30, 1995 and 1996.

Results of Operations for the Six Months Ended June 30, 1996 and June 30, 1995

The Company reported net income of $5.4 million, or $1.00 per share, for the six months ended June 30, 1996 as compared to net income of $2.1 million, or $0.40 per share, on a pro forma basis, for the same period last year. The improved results are primarily attributable to increased net interest income and noninterest income as well as the lower provisions for possible loan losses.

Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is affected by the mix and volume of assets and liabilities, and the movement and level of interest rates.

The following table sets forth, for the period indicated, average balances, interest income and expense, and yields earned or rates paid on the major categories of assets and liabilities. Non-accrual loans have been included in the appropriate average balance loan category, but unpaid interest on non-accrual loans has not been included for purposes of determining interest income. In addition, investment securities available for sale are reflected at amortized cost.

                                                                               Six Months Ended June 30,
                                                  ----------------------------------------------------------------------------------
                                                                    1996                                       1995
                                                  ---------------------------------------    ---------------------------------------

                                                   Average                       Average        Average                    Average
                                                   Balance        Interest      Yield/Cost      Balance       Interest    Yield/Cost
                                                 -----------    -----------    -----------   -----------    -----------  -----------
Interest-earning assets:
Fed funds sold and interest-bearing deposits ...$     9,594    $       259       5.34%        $   20,840     $      617        5.89%
Investment securities held to maturity .........    182,841          6,215       6.80%           169,885          5,053        5.95%
Investment securities available for sale .......    291,192          9,296       6.38%           169,397          5,330        6.29%
Residential real estate loans ..................    249,899          9,792       7.84%           264,141         10,266        7.77%
Commercial real estate loans ...................    119,102          5,018       8.43%           121,424          4,958        8.17%
Commercial loans ...............................    120,248          5,333       8.77%            86,952          4,039        9.24%
Home equity loans ..............................     72,971          3,077       8.48%            53,373          2,469        9.33%
Consumer loans .................................      6,977            254       7.32%             6,677            297        8.90%
                                                 ----------    -----------    --------        ----------     ----------   ----------

Total interest-earning assets ..................  1,052,824         39,244       7.45%           892,689         33,029        7.40%

Allowance for loan losses ......................    (15,286)                                     (16,611)
Non-interest-earning assets ....................     82,267                                       70,299
                                                 ----------                                   ----------
Total assets ...................................$ 1,119,805    $    39,244                   $   946,377     $   33,029
                                                 ==========    ===========                    ==========     ==========

Interest-bearing liabilities
Deposits
  Savings accounts .............................$   192,419    $     2,395       2.50%       $   184,769     $    2,279        2.49%
  NOW accounts .................................     55,829            328       1.18%            53,194            374        1.42%
  Money market accounts ........................    205,305          3,397       3.33%           218,305          3,471        3.21%
  Time deposit accounts ........................    371,205          9,948       5.39%           337,178          8,120        4.86%
                                                 ----------    -----------    --------       -----------     ----------   ----------
Total deposits .................................    824,758         16,068       3.92%           793,446         14,244        3.62%

Borrowed funds .................................    112,469          3,148       5.54%             7,808            274        6.98%
                                                 ----------    -----------    --------       -----------     ----------   ----------

Total interest-bearing liabilities .............    937,227         19,216       4.12%           801,254         14,518        3.65%
Non-interest-bearing liabilities ...............    101,415                                       84,047
                                                 ----------                                    ---------
Total liabilities ..............................  1,038,642                                      885,301
Total stockholders' equity .....................     81,163                                       61,076
                                                 ----------                                    ---------
    Total liabilities and stockholders' equity .$ 1,119,805    $    19,216                    $  946,377     $   14,518
                                                 ==========    ===========                    ==========     ==========

Net interest income/spread .....................               $    20,028       3.33%                       $   18,511        3.75%
                                                                ==========    ========                       ==========   ==========

Net interest margin as a % of interest-
earning assets .................................                                 3.80%                                         4.15%
                                                                              ========                                    ==========

                                       12

Net interest income for the six months ended June 30, 1996 was $20.0 million compared to $18.5 million for the six months ended June 30, 1995, an increase of $1.5 million or 8.2%. This increase is primarily due to a $160.1 million increase in average earning assets partially offset by a 35 basis points decrease in net interest margin.

Total interest income was $39.2 million for the six months ended June 30, 1996, an increase of $6.2 million or 18.8% from the same period last year. This increase is primarily attributable to higher levels of interest-earning assets. Interest-earning assets totaled $1.1 billion for the six months ended June 30, 1996 compared to $892.7 million for the same period in 1995, an increase of $160.1 million or 17.9%. Total investments increased $134.8 million reflecting higher deposit levels as well as leveraging of a portion of the Company's capital position. Total loans increased $36.6 million as the Company continued to focus on the commercial (small business) and home equity market segments, which grew by $33.3 million or 38.3% and $19.6 million or 36.7%, respectively. Residential real estate loan balances declined $14.2 million or 5.4% reflecting significant refinancing activity to a fixed rate market during the first quarter of 1996. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $19.2 million for the six months ended June 30, 1996 compared to $14.5 million during the same period in 1995, an increase of $4.7 million or 32.4%. This increase is attributable to increases in interest-bearing deposits, deposit rates and borrowed funds. Interest-bearing deposits totaled $824.8 million for the six months ended June 30, 1996 compared to $793.4 million for the same period in 1995, an increase of $31.3 million or 4.0%. This growth occurred primarily in Time deposits, which increased $34.0 million principally as a result of the new "Can't Lose CD." The Can't Lose CD pays an interest rate equal to the prime rate less 350 basis points. The average rate paid on deposits was 3.92% for the six months ended June 30, 1996 compared to 3.62% for the six months ended June 30, 1995, an increase of 30 basis points or 8.3% principally reflecting repricing of the existing portfolio as well as continued competitive pricing pressures and the introduction of the Can't Lose CD. Borrowed funds averaged $112.5 million for the six months ended June 30, 1996 reflecting the use of FHLB advances and repurchase agreements to leverage a portion of the Company's capital.

The following table presents the changes in net interest income resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                                                       Six months ended June 30,
                                                                                          1996 versus 1995
                                                                                  -------------------------------
                                                                                     Increase (Decrease) Due to
                                                                                  -------------------------------
                                                                                    Volume       Rate        Net
                                                                                    -------    -------    -------
Interest-earning assets:
  Federal funds sold and
     interest bearing deposits ..................................................   $  (318)   $   (40)   $  (358)
  Investment securities held to maturity ........................................       413        749      1,162
  Investment securities available for sale ......................................     3,859        107      3,966
  Residential real estate loans .................................................      (556)        82       (474)
  Commercial real estate loans ..................................................       (96)       156         60
  Commercial loans ..............................................................     1,512       (218)     1,294
  Home equity loans .............................................................       866       (258)       608
  Consumer loans ................................................................        12        (55)       (43)
                                                                                    -------    -------    -------
Total interest-earning assets ...................................................     5,692        523      6,215
                                                                                    -------    -------    -------
Interest-bearing liabilities:
Deposits:
  Savings accounts ..............................................................        95         21        116
  NOW accounts ..................................................................        17        (63)       (46)
  Money market accounts .........................................................      (211)       137        (74)
  Time deposit accounts .........................................................       866        962      1,828
                                                                                    -------    -------    -------
Total deposits ..................................................................       767      1,057      1,824
Borrowed funds ..................................................................     3,301       (427)     2,874
                                                                                    -------    -------    -------
Total interest-bearing liabilities ..............................................     4,068        630      4,698
                                                                                    -------    -------    -------
Change in net interest income ...................................................   $ 1,624    $  (107)   $ 1,517
                                                                                    =======    =======    =======

Provision for Possible Loan Losses
The Company provided $1.5 million for its provision for possible loan losses for the six months ended June 30, 1996 compared to $2.4 million for the same period in 1995. This decrease of $0.9 million reflects an improvement in the credit quality profile of the loan portfolio. The provision for possible loan losses is based upon Management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further discussion of this topic please refer to the section titled "Allowance for Possible Loan Losses" in the Balance Sheet Analysis section of this document.


Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:


                                                   Six months ended June 30,
                                              ---------------------------------
                                                    1996               1995
                                              -----------------  --------------

Net gain/(loss) on sale of loans                      $  432          $  (10)
Net gain/(loss) on sale of securities                      2              14
Loan charges and fees                                  1,480           1,595
Deposit related fees                                   2,947           2,289
Other charges and fees                                   457             352
                                                   ---------       ---------
                                                      $5,318          $4,240
                                                   =========       =========



Net gain (loss) on sale of loans increased $0.4 million due to an increase in the amount of loans sold servicing released.

Deposit service charges and fees increased $0.6 million due primarily to the Company's larger noninterest bearing account base.

Other charges and fees increased $0.1 million reflecting an increase in brokerage fees.

Salaries and Benefits Expense
Salaries and benefits expense totaled $8.5 million for the six months ended June 30, 1996 compared to $7.7 million for the same period in 1995, an increase of $0.8 million reflecting standard wage increases, the introduction of new benefit programs including ESOP, restricted stock and 401(k) plan, and higher ESOP and restricted stock expenses as a result of an increase in the Company's stock price.

Occupancy Expense
Total occupancy expense was $1.6 million for the six months ended June 30, 1996, a decrease of $0.1 million from the same period in 1995 as a result of the improved operating results of SIS Center, the Company's corporate headquarters.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:


                                                Six months ended June 30,
                                    -------------------------------------------
                                            1996                     1995
                                    ------------------      ------------------

Marketing and public relations             $  877                   $  672
Insurance                                     194                    1,692
Professional services                       1,490                    1,472
Outside processing                          2,055                    1,698
Other                                       2,156                    1,781
                                        ---------               ----------
                                           $6,772                   $7,315
                                        =========               ==========



Marketing and public relations expense increased $0.2 million reflecting a higher level of advertising expenses directed towards the Company's consumer strategy for obtaining consumer deposit accounts in connection with its increased emphasis on community banking activities.

Insurance expense includes FDIC deposit insurance expense, which totaled $2 thousand for the six months ended June 30, 1996 compared to $1.4 million in the same period in 1995. This decrease is attributable to a significant reduction in FDIC premiums.

Outside processing increased $0.4 reflecting higher transaction and account volume associated with increased account activity resulting from the Company's consumer strategy, as well as costs associated with the outsourcing of the Company's item processing operations in 1996.

Other operating expenses increased $0.4 million primarily due to supplies and postage costs associated with growth in consumer deposit accounts as a result of the Company's consumer strategy.

Foreclosed Real Estate Expense
Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses were $0.2 million for the six months ended June 30, 1996 compared to $0.4 million for the same period in 1995. This $0.2 million decrease reflects lower levels of foreclosed properties.

Net Expense of Real Estate Operations
The Company has certain subsidiaries that are engaged in various real estate investments directly or in joint ventures with unaffiliated partners. The Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations reflects the net operating results of these activities, writedowns on real estate properties and gains/losses on sales of these properties. Net expense of real estate operations of $(0.2) million and $0.1 million for the six months ended June 30, 1996 and June 30, 1995 respectively, reflects normal operating results.

Income Taxes
The Company recorded $0.5 million of state and federal alternative minimum tax provision in the six months ended June 30, 1996 compared to $0.1 million for the same period in 1995. This increase in taxes resulted from the increase in pretax earnings between the periods ended June 30, 1995 and 1996.

BALANCE SHEET ANALYSIS - COMPARISON AT JUNE 30, 1996 TO DECEMBER 31, 1995

Total assets increased from $1.07 billion at December 31, 1995 to $1.21 billion at June 30, 1996. This increase reflects growth in loans and investments funded through an increase in deposits and wholesale borrowings.

Investments
The Company's investment portfolio increased $110.8 million from $419.8 million at December 31, 1995 to $530.6 million at June 30, 1996.

The Company engages in investment activities for both investment and liquidity purposes. The Company maintains an investment securities portfolio which consists primarily of U.S. Government and Agency securities, corporate obligations, asset-backed securities, collateralized mortgage obligations, Federal Home Loan Bank stock, and marketable equity securities. Other short-term investments held by the Company periodically include interest-bearing deposits and federal funds sold. The Company also maintains a mortgage-backed securities portfolio consisting of securities issued and guaranteed by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Company ("FHLMC") in addition to publicly traded mortgage-backed securities issued by private financial intermediaries which are rated "AA" or higher by rating agencies of national prominence.

Securities which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost, while those securities which have been identified as assets that may be sold prior to maturity or assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

The table below sets forth certain information regarding the amortized cost and fair value of the Corporation's investment portfolio at the dates indicated.

                                                                                   June 30, 1996
                                                                    ----------------------------------------------
                                                                         Available for              Held to
                                                                             Sale                   Maturity
                                                                    -----------------------  ---------------------

                                                                     Amortized               Amortized
                                                                       Cost      Fair Value    Cost     Fair Value
                                                                    ----------   ----------  ---------  ----------

U.S. government and agency obligations .........................   $    15,060    $ 14,948   $   --      $   --
Mortgage-backed securities .....................................       299,841     300,065    166,577     166,217
Other bonds and short term obligations .........................         8,648       8,581     26,620      26,511
Other securities ...............................................        13,924      13,850       --          --
                                                                   -----------    --------   --------    --------
    Total ......................................................   $   337,473    $337,444   $193,197    $192,728
                                                                   ===========    ========   ========    ========

                                                                                   December 31, 1995
                                                                   -----------------------------------------------
                                                                          Available for            Held to
                                                                              Sale                 Maturity
                                                                   -----------------------  ----------------------

                                                                    Amortized                Amortized
                                                                       Cost      Fair Value    Cost     Fair Value
                                                                   -----------   ----------  ---------  ----------

U.S. government and agency obligations .........................   $     7,700   $  7,699   $   --     $   --
Mortgage-backed securities .....................................       222,673    224,101    161,168    161,481
Other bonds and short term obligations .........................         9,300      9,300     11,625     11,449
Other securities ...............................................         5,884      5,884       --         --
                                                                   -----------   --------   --------   --------
    Total ......................................................   $   245,557   $246,984   $172,793   $172,930
                                                                   ===========   ========   ========   ========

Loan Portfolio Composition
Gross loans comprised $592.7 million or 49.0% of total assets as of June 30, 1996. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at June 30, 1996 and at December 31, 1995.


                                                                                  June 30, 1996              December 31, 1995
                                                                             ------------------------     -----------------------
                                                                                           Percent of                  Percent of
                                                                                Amount        Total         Amount        Total
                                                                              ---------    -----------     ---------   -----------

Residential real estate loans ..............................................   $ 244,100      41.18%       $ 263,551       45.99%
Commercial real estate loans ...............................................     118,435      19.98%         118,005       20.59%
Commercial loans ...........................................................     139,557      23.55%         117,674       20.53%
Home equity loans ..........................................................      83,806      14.14%          67,657       11.81%
Consumer loans .............................................................       6,822       1.15%           6,196        1.08%
                                                                               ---------    --------       ---------    ---------
   Total loans receivable, gross ...........................................     592,720     100.00%         573,083      100.00%
Less:
Unearned income and fees ....................................................       (828)                       (566)
Allowance for possible loan losses ..........................................     14,913                      14,986
                                                                               ---------                   ---------
   Total loans receivable, net ..............................................  $ 578,635                   $ 558,663
                                                                               =========                   =========



The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. During the six months ended June 30, 1996, the Company experienced an increase in prepayments in its adjustable rate mortgage portfolio due to lower interest rates. These prepayments offset new originations and resulted in a $19.5 million decrease in residential real estate loans between December 31, 1995 and June 30, 1996.

During the six months ended June 30, 1996 commercial loan balances increased $21.9 million, reflecting the Company's continued focus on lending activities in the small business market.

Home equity loans outstanding have increased $16.1 million since December 31, 1995 resulting from the Company's pricing strategy, the waiver of closing costs and the active promotion of these products.

The growth in the Company's consumer loan portfolio from December 31, 1995 to June 30, 1996 reflects increases of $1.0 million in student loans and $0.8 million in overdraft protection lines, partially offset by runoff in personal installment loan balances. The Company offered student loans to its customers until June 30, 1996. These loans are subsidized by the government and held by the Company while the student is in school. When the student graduates and repayment begins the loans are sold to the Student Loan Marketing Association ("SLMA"). Effective July 1, 1996 the Company discontinued the origination of student loans. The Company continues to offer applications to prospective borrowers and refers these customers to SLMA. The company continues to offer overdraft protection lines associated with the transaction accounts of its customers. The company has discontinued offering most types of personal installment loans. This decision was made based on the low volumes achieved by the Company and the highly competitive nature of consumer products offered by Bank and non-Bank competitors.

Non-performing Assets
Non-performing assets totaled $10.5 million as of June 30, 1996 compared to $13.9 million as of December 31, 1995, a decrease of $3.4 million or 24.5%.

The  following  table  sets  forth  information   regarding  the  components  of
non-performing assets for the periods presented:



                                             June 30, 1996   December 31, 1995
                                             -------------   -----------------


Non-accrual loans (1):
   Residential real estate loans                $2,246            $2,553
   Commercial real estate loans                  5,123             5,745
   Commercial loans                              1,151               638
   Home equity loans                               340                90
   Consumer loans                                   12                11
                                              --------          --------
      Total non-accrual loans                    8,872             9,037
                                              --------          --------

Loans past due 90 days still accruing (2)          296               587

                                              --------          --------
      Total non-performing loans                 9,168             9,624
Foreclosed real estate (3)                         427             1,529
Restructured loans on accrual status (4)           891             2,732
                                              ========          ========
      Total non-performing assets              $10,486           $13,885
                                              ========          ========

Total non-performing loans to total
   gross loans                                   1.55%             1.68%

Total non-performing assets to total
   assets                                        0.87%             1.30%

Allowance for possible losses to
   non-performing loans                        162.66%           155.71%




(1) Non-accrual loans are loans that are contractually past due in excess of 90 days, for which the Bank has discontinued the accrual of interest, or loans which are not past due but on which the Bank has discontinued the accrual of interest based on Management's assessment of the circumstances surrounding these loans.

(2) Accruing loans past due 90 days or more are loans which have not been placed on non-accrual status as, in management's opinion, the collection of the loan, in full, is not in doubt.

(3) Foreclosed real estate includes OREO, defined as real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure. The Bank carries foreclosed real estate at net realizable value, which approximates fair value less estimated selling costs.

(4) Restructured loans are loans for which concessions, including reduction of interest rates or deferral of interest or principal payments have been granted due to the borrower's financial condition. Restructured loans on non-accrual status are reported in the non-accrual loan category. Restructured loans on accrual status are those loans that have complied with terms of a restructuring agreement for a satisfactory period (generally six months).


Potential Problem Loans
The Bank maintains a "watch list" of potential problem loans, which are performing loans that have potential weaknesses that require Management's attention. These potential weaknesses may stem from a variety of factors including, among other things economic or market conditions, adverse trends in the obligor's operations or balance sheet weaknesses. Potential problem loans totaled $15.6 million (1.3% of total assets) at June 30, 1996.

Allowance for Possible Loan Losses
The allowance for possible loan losses reflects an amount that in Management's judgment is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies.

The Company's loan loss reserve methodology emphasizes an evaluation of non-performing loans and those loans that have been identified as having a higher risk of becoming non-performing loans. The overall analysis is a continuing process that gives consideration to such factors as size and risk characteristics of the loan portfolio, the risk rating of individual credits, general economic conditions, historic delinquency and charge-off experience and the borrowers' financial capabilities and the underlying collateral, including, when appropriate, independent appraisals of real estate properties. In addition, Management periodically reviews the methodology of allocating reserves to the various loan categories based on similar factors.

The Company's allowance for possible loan losses is decreased by loan charge-offs and increased by provisions for possible loan losses and recoveries on loans previously charged-off. When commercial and residential real estate loans are foreclosed, the loan balance is compared with the fair value of the property. If the net carrying value of the loan at the time of foreclosure exceeds the fair value of the property less estimated selling costs, the difference is charged to the allowance for possible loan losses and the fair value of the property becomes the new cost basis of the real estate owned. The Company has or obtains current appraisals on real estate owned at the time it obtains possession of the property. Real estate owned is subsequently carried at the lower of cost or fair value less estimated selling costs with any further adjustments reflected as a charge against operations. The Company assesses the value of real estate owned on a periodic basis.

The allowance for possible loan losses at June 30, 1996 was $14.9 million, compared to $16.0 million at June 30, 1995. The activity in the allowance for possible loan losses for the six months ended June 30, 1996 and 1995 was as follows:


                                                                                             Six Months
                                                                                           ended June 30,
                                                                                ---------------------------------------
                                                                                     1996                    1995
                                                                                ---------------         ---------------

Balance at beginning of period                                                          $14,986                 $15,844
Provision for possible loan losses                                                        1,450                   2,355
Charge-offs:
  Residential real estate loans                                                            (563)                   (323)
  Commercial real estate loans                                                           (2,102)                 (2,048)
  Commercial loans                                                                         (180)                    (45)
  Home equity loans                                                                        (138)                    (25)
  Consumer loans                                                                            (38)                    (91)
                                                                                ---------------        ----------------
     Total charge-offs                                                                   (3,021)                 (2,532)
                                                                                ---------------        ----------------
Recoveries:
  Residential real estate loans                                                             577                      51
  Commercial real estate loans                                                              762                     160
  Commercial loans                                                                          100                      99
  Home equity loans                                                                          39                      28
  Consumer loans                                                                             20                      44
                                                                                ---------------        ----------------
    Total recoveries                                                                      1,498                     382
                                                                                ---------------        ----------------
Net charge-offs                                                                          (1,523)                 (2,150)
                                                                                ---------------        ----------------

Balance, end of period                                                                  $14,913                 $16,049
                                                                                ===============        ================

Ratio of allowance for possible loan losses to
total loans at the end of the period                                                      2.51%                   2.89%

Ratio of allowance for possible loan losses to
non-performing loans at the end of the period                                           162.66%                 116.28%

At June 30, 1996, the recorded investment in loans that are considered impaired under SFAS 114 was $8.3 million. Included in this amount is $3.8 million of impaired loans for which the related SFAS 114 allowance is $0.5 million and $4.5 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the three and six months ended June 30, 1996 was approximately $8.2 million and $9.4 million, respectively. For the three and six month periods ended June 30, 1996, the Company recognized interest income on these impaired loans of zero and $0.2 million, respectively.

The following table shows the allocation of the allowance for possible loan losses to the various types of loans as well as the percentage of loans in each category to total loans.


                                                                        June 30, 1996         December 31, 1995
                                                                       -------------------- ---------------------
                                                                               % of Total            % of Total
                                                                                Allowance             Allowance
                                                                                   for                   for
                                                                       Amount   Loan Losses   Amount  Loan Losses
                                                                       ------   -----------  -------  -----------

Residential real estate loans ..............................        $    1,269      8.51%     $1,881     12.55%
Commercial real estate loans ...............................             8,372     56.14%      6,784     45.27%
Commercial loans ...........................................             4,517     30.29%      5,480     36.57%
Home equity loans ..........................................               536      3.59%        672      4.48%
Consumer loans .............................................               219      1.47%        169      1.13%
                                                                    ----------  ---------   --------  ---------
   Total allowance for
     possible loan losses ..................................        $   14,913    100.00%    $14,986    100.00%
                                                                    ==========  =========   ========  =========

Deposit Distribution
The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at June 30, 1996. The Company's deposits consist of demand and NOW accounts, passbook and statement savings accounts, Money Market accounts and Time deposit accounts.

Total deposits were $927.3 million at June 30, 1996 compared to $885.4 million at December 31, 1995, an increase of $41.9 million. This growth occurred primarily in Demand deposits, Savings accounts and Time deposits. Demand deposits and Savings accounts increased $15.6 million and $11.4 million, respectively as customers continue to take advantage of free savings and checking accounts offered as a result of the Company's consumer deposit strategy to attract and retain core deposits, which provides the Company with a lower cost source of funds. Also contributing to the growth of Demand deposit balances is an increase in business checking accounts of $3.6 million resulting from the Company's focus on small business banking. The growth in Time deposits is primarily attributable to the introduction of a new nine month CD in June of 1996. As of June 30, total balances for this new product were $8.4 million.

The following table presents the composition of deposits for the periods indicated:


                                        June 30, 1996     December 31, 1995
                                   -------------------   -------------------
                                              Percent                Percent
                                                of                     of
                                     Amount     Total      Amount     Total
                                    --------   -------    --------   -------
Demand deposits ................   $ 87,173     9.40%    $ 71,539     8.08%
NOW accounts ...................     58,579     6.32%      57,271     6.47%
Savings accounts ...............    197,003    21.24%     185,555    20.96%
Money market accounts ..........    206,880    22.31%     203,313    22.96%
Time deposits ..................    377,663    40.73%     367,708    41.53%
                                   --------   -------    --------   -------
   Total deposits ..............   $927,298    100.00%   $885,386   100.00%
                                   ========   =======    ========   =======

Regulatory Capital
Under current FDIC capital regulations, state-chartered, non-member banks (i.e., banks that are not members of the Federal Reserve System), such as the Bank, are required to comply with three separate minimum capital requirements: a "Tier 1 leverage capital ratio" and two "risk-based" capital requirements: "Tier 1 risk-based capital ratio" and "Total risk-based capital ratio".

The Tier 1 leverage capital ratio is expressed as a percentage of Tier 1 capital to total quarterly average assets. Tier 1 capital generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. In addition, deferred tax assets are allowable up to a certain limit. Intangible assets, other than properly valued purchased mortgage servicing rights up to certain specified limits, must be deducted from Tier 1 capital. The unrealized gain or loss on securities available for sale is not included as a component of Tier 1 capital under the current guidelines.

The Tier 1 risk-based capital ratio is expressed as a percentage of Tier 1 capital to total risk-weighted assets. Risk-weighted assets are calculated by assigning assets to one of several broad categories (0%, 20%, 50%, or 100%) based primarily on credit risk. The aggregate dollar value of the amount in each category is then multiplied by the risk-weight associated with the category. Risk weights for all off-balance sheet items are determined by a two-step process. First, the "credit equivalent amount" of off-balance sheet items is determined in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and generally is assigned to the appropriate risk category. The resulting weighted values from each of the risk categories are added together, and this sum is the Company's total risk-weighted assets that comprise the denominator of the risk-based capital ratios.

The Total risk-based capital ratio is expressed as a percentage of "Qualifying total capital" to total risk-weighted assets. Qualifying total capital consists of the sum of Tier 1 capital plus Tier 2 capital, which consists of cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt, and a certain portion of the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets.

The following table reflects the regulatory capital position of the Bank as of June 30, 1996 and December 31, 1995 as well as the June 30, 1996 minimum regulatory capital requirements for well-capitalized institutions.


                                        June 30,    December 31,        FDIC
                                          1996          1995        Requirement
                                        -------      ----------     -----------

Tier 1 leverage capital ratio .........  7.38%          7.57%           5.00%
Tier 1 risk-based capital ratio ....... 12.22%         12.52%           6.00%
Total risk-based capital ratio ........ 13.48%         13.77%          10.00%



Under current Federal Reserve Board (the "FRB") capital regulations, bank holding companies, such as the Company, are also required to comply with minimum capital requirements, which are substantially the same as those which apply to the Bank under the FDIC regulations. As of June 30, 1996, the Company's capital ratios, which on a consolidated basis are substantially the same as those set forth above with respect to the Bank, qualify the Copany as "well capitalized" under applicable FRB regulations.

Interest Rate Risk Management
The operations of the Company are subject to the risk of interest rate fluctuations to the extent that there is a substantial difference in the amount of the Company's assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling interest rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising interest rates and a positive impact in periods of falling interest rates.

The objective of the Company's interest rate risk management process is to identify, manage and control its interest rate risk within established limits in order to produce consistent earnings that are not contingent upon favorable trends in interest rates. This is attained by monitoring the levels of interest rates, the relationships between the rates paid on assets and the rates paid on liabilities, the absolute amount of assets and liabilities which reprice or mature over similar periods, and the effect of all of these factors on the estimated level of net interest income.

There  are  a  number  of  industry   standards  used  to  measure  a  financial
institution's interest rate risk position. Most common among these is the one-year gap which is the difference between assets, liabilities, and off-balance sheet instruments that will mature or reprice within one year expressed as a percentage of total assets. Using Management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was a positive $55.7 million or 4.61% of total assets at June 30, 1996. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation not only considers the impact of changing market interest rates on forecasted net interest income, but also takes into consideration other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

The following table sets forth the amounts of assets and liabilities outstanding at June 30, 1996, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable, however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes assumptions used in creating this table.

                                                                          GAP Position
                                                                        at June 30, 1996
                                               ------------------------------------------------------------------
                                                            More than six
                                                Less than    months less
                                               six months   than one year   1 - 5 Years    Over 5 Yrs      TOTAL
                                               ----------   -------------   -----------    ----------    --------
Assets:
Federal funds sold and
  interest bearing deposits ...............   $   10,045    $     --       $    --        $    --      $   10,045
Investment securities    ..................      293,322       129,373         72,129        35,817       530,641
Residential real estate loans..............       79,361        62,637         85,538        14,620       242,156
Commercial real estate loans...............       36,896        18,781         57,629          --         113,306
Commercial loans ..........................       65,154         8,455         61,351         3,630       138,590
Home equity loans..........................       66,806           853         10,257         5,971        83.887
Consumer loans ............................        2,223         3,655            594           265         6,737
Other assets ..............................         --             --             --         84,481        84,481
                                              ----------    ----------     ----------     ---------     ---------
Total assets ..............................   $  553,807    $  223,754     $  287,498     $ 144,784    $1,209,843
                                              ==========    ==========     ==========     =========     =========
Liabilities & stockholders' equity:
Savings accounts ..........................   $   29,550    $   29,550     $  137,903     $    --      $  197,003
NOW accounts ..............................        8,786         8,786         41,007          --          58,579
Money market accounts......................       62,064        62,064         82,752          --         206,880
Time deposits .............................      200,527       118,451         58,685          --         377,663
Borrowed funds ............................      167,450            23            210         1,236       168,919
Other liabilites & stockholders equity.....       17,286        17,286         51,859       114,368       200,799
                                              ----------    ----------     ----------     ---------     ---------
Total liabilities & stockholders' equity...   $  485,663    $  236,160     $  372,416     $ 115,604    $1,209,843
                                              ==========    ==========     ==========     =========     =========

Period GAP position........................   $   68,144    $  (12,406)    $  (84,918)    $  29,180

Net period GAP as a percentage of total
   assets..................................        5.63%        (1.03%)        (7.02%)        2.41%

Cumulative GAP ............................   $   68,144    $   55,738     $  (29,180)         --

Cumulative GAP as a percentage of total
   assets .................................        5.63%         4.61%         (2.41%)         --

For purposes of the above interest sensitivity analysis:

     Residential loans held for sale at June 30, 1996 totaling $3.2 million are in the less than six month interest sensitivity period.

     Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by their next repricing date. In both cases, assets that have prepayment optionality are adjusted for the Bank's estimate of prepayments.

     Loans do not include non accrual loans of $8.9 million.

     Loans do not include the allowance for loan loss of $14.9 million.

     In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current interest rate environment and the Company's historical experience. Management reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.

     - Savings accounts are assumed to decay at an annual rate of 30%.
     - NOW accounts are assumed to decay at an annual rate of 30%.
     - Money market accounts are assumed to decay at an annual rate of 60%.
     - Non-interest bearing accounts of $87.2 million are included in other liabilities and are assumed to decay at an annual rate of 40%.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, while certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, the ability of borrowers to service their adjustable rate mortgages may decrease in the event of an interest rate increase.

Liquidity
Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customer credit needs.

The Company's principal sources of funds are deposits, advances from the FHLB of Boston, repurchase agreements, repayments and maturities on loans and securities, proceeds from the sale of securities in the available-for-sale portfolio, and funds provided by operations. While scheduled loan and security amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Company utilizes particular sources of funds based on comparative costs and availability. The Company generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, will supplement deposits with longer term and/or less expensive alternative sources of funds such as advances from the FHLB and repurchase agreements.

Liquidity management is both a daily and long-term responsibility of Management. The Company adjusts its investments in cash and cash equivalents based upon Management's assessment of expected loan demand, projected security maturities, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for repurchase agreements. Because the Company has a stable retail deposit base, Management believes that significant borrowings will not be necessary to maintain its current liquidity position.

The Company's ongoing principal use of capital resources remains the origination of single-family residential mortgage loans, commercial real estate loans, commercial loans, and consumer loans secured by residential real estate.

Part II.  Other Information

Item 1.  Legal Proceedings

         The Company is involved in litigation arising in the normal course of business. Management does not believe that the ultimate liabilities arising from such litigation, if any, would be material in relation to the consolidated results of operations or financial position of the Company.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


2. Agreement and Plan of Reorganization dated as of January 31, 1996 between the Company and the Bank (incorporated by reference from Appendix A to the Proxy Statement-Prospectus dated March 27, 1996 included as Exhibit 99.5 to the Company's Registration Statement on Form 8-A).

3.(i) Articles of Incorporation (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form 8-A).

3.(ii) Bylaws (incorporated by reference from Exhibit 99.2 to the Company's Registration Statement on Form 8-A).

10.1     Employment agreement dated August 23, 1994 for Mr. F. William Marshall,
         Jr.

10.2 The form of employment agreement for Messrs. Frank W. Barrett, B. John Dill and John F. Treanor.

10.3 The form of employment agreement for Messrs. Gilbert F. Ehmke, Henry J. McWhinnie, Ms. Jeanne Rinaldo, Messrs. Christopher A. Sinton, and Michael E. Tucker (incorporated by reference from Exhibit B to the FDIC Form F-2 filed as Exhibit 99.3 to the Company's Registration Statement on Form 8-A).

10.4     Directors Stock Option Plan and Management Stock Option Plan

10.5     Directors Restricted Stock Plan and Management Restricted Stock Plan

11.      Computation of Earnings per Share and Proforma Earnings per Share.

27.      Financial Data Schedule.

(b)      Report on Form 8-K

         Form 8-K, dated June 21, 1996, was filed reporting the completion of the reorganization of the Bank into a holding company form of organization.

                                   SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIS BANCORP, INC.
                                      (Registrant)



Date: August 14, 1996                   By: /s/ John F. Treanor
                                            John F. Treanor
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (authorized officer and principal
                                            financial officer)