Form 10-Q
period 1996-09-30
SIS BANCORP INC
filed 1996-11-14
CIK 1013049

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09/30/96

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (413) 748-8000
                 (Issuers Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 5,722,600 shares as of November 12, 1996.

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

                                      INDEX


                                                                            PAGE
NO.

   PART I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited)

   Condensed Consolidated Statements of Operations for the
   three and nine months ended September 30, 1996 and 1995.....................1

   Condensed Consolidated Statements of Financial Condition
   at September 30, 1996 and December 31, 1995.................................2

   Condensed Consolidated Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995...............................3

   Condensed Consolidated Statements of Changes in Stockholders' Equity
   for the nine months ended September 30,  1996 and 1995......................5

   Notes to the Unaudited Financial Statements.................................6


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................7


   PART II     OTHER INFORMATION

   Item 1.     Legal Proceedings..............................................27

   Item 2.     Changes in Securities..........................................27

   Item 3.     Default upon Senior Securities.................................27

   Item 4.     Submission of Matters to a Vote of Security Holders............27

   Item 5.     Other Information..............................................27

   Item 6.     Exhibits and Reports on Form 8-K...............................27



   SIGNATURES.................................................................28

                                                 SIS BANCORP, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In Thousands Except Per Share Amounts)

                                                                          (Unaudited)                   (Unaudited)
                                                                      Three Months Ended             Nine Months Ended
                                                                  ----------------------------   ---------------------------
                                                                   September      September       September      September
                                                                     1996            1995           1996           1995
                                                                  ------------   -------------   ------------   ------------
Interest and dividend income
        Loans                                                     $    12,472    $     11,868    $    35,946    $    33,897
        Investment securities available for sale                        5,934           3,154         15,230          8,484
        Investment securities held to maturity                          3,279           2,912          9,494          7,965
        Federal funds sold and interest bearing deposits                  121             353            380            970
                                                                  ------------   -------------   ------------   ------------
                       Total interest and dividend income              21,806          18,287         61,050         51,316
                                                                  ------------   -------------   ------------   ------------
Interest expense
        Deposits                                                        8,270           8,014         24,338         22,258
        Borrowings                                                      2,291             834          5,439          1,108
                                                                  ------------   -------------   ------------   ------------
                       Total interest expense                          10,561           8,848         29,777         23,366
                                                                  ------------   -------------   ------------   ------------
Net interest and dividend income                                       11,245           9,439         31,273         27,950
Less: Provision for possible loan losses                                  750           1,002          2,200          3,357
                                                                  ------------   -------------   ------------   ------------
Net interest and dividend income after provision
        for possible loan losses                                       10,495           8,437         29,073         24,593

Noninterest income:
        Net gain (loss) on sale of loans                                  105              72            537             62
        Net gain (loss) on sale of securities                              62               -             64             14
        Fees and other income                                           2,761           2,099          7,645          6,335
                                                                  ------------   -------------   ------------   ------------
                       Total noninterest income                         2,928           2,171          8,246          6,411
                                                                  ------------   -------------   ------------   ------------

Noninterest expense:
        Operating expenses:
                 Salaries and employee benefits                         4,408           3,966         12,900         11,674
                 Occupancy expense of bank premises, net                  810             887          2,387          2,592
                 Furniture and equipment expense                          558             482          1,614          1,398
                 Other operating expenses                               3,846           3,356         10,617         10,671
                                                                  ------------   -------------   ------------   ------------
                        Total operating expenses                        9,622           8,691         27,518         26,335
                                                                  ------------   -------------   ------------   ------------
        Foreclosed real estate expense                                     29              93            252            535
        Net expense of real estate operations                              (8)            (38)          (170)            88
                                                                  ------------   -------------   ------------   ------------
                        Total noninterest expense                       9,643           8,746         27,600         26,958
Income before income tax expense                                        3,780           1,862          9,719          4,046
Income tax (benefit) expense                                           (6,421)             50         (5,931)           164
                                                                  ------------   -------------   ------------   ------------
                        Net income                                $    10,201    $      1,812    $    15,650    $     3,882
                                                                  ============   =============   ============   ============

Earnings per share and pro forma earnings per share: (1)
         Primary                                                  $      1.85    $       0.35    $      2.86    $      0.76
         Fully diluted                                            $      1.84    $       0.34    $      2.82    $      0.75

Weighted average and pro forma weighted average shares
outstanding: (1)
         Primary                                                    5,511,554       5,244,741      5,475,422      5,139,672
         Fully diluted                                              5,556,512       5,264,355      5,543,980      5,180,213

(1)  Net income per share for the three and nine months ended  September  30, 1996 and the three months ended  September 30, 1995 is computed on weighted  average shares  outstanding for the period.  Net income per share for the nine months ended September 30,
     1995 is computed on a pro forma basis as if the  conversion of the Bank from mutual to stock form had been  completed as of the beginning of the period presented.

                                    See accompanying Notes to the Unaudited Financial Statements

                                                 SIS BANCORP, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                 (In Thousands Except Share Amounts)


                                                                                  (Unaudited)
                                                                                 September 30,       December 31,
                                                                                       1996               1995
                                                                                -----------------   ----------------
ASSETS

Cash and due from banks                                                          $        34,709     $       30,377
Federal funds sold and interest bearing deposits                                          17,545              8,045
Investment securities available for sale                                                 386,050            246,984
Investment securities held to maturity (fair value: $193,819 at September
  30, 1996 and $172,930 at December 31, 1995)                                            194,132            172,793
Loans receivable, net of allowance for possible losses
  ($ 15,488 at September 30, 1996 and $ 14,986 at December 31, 1995)                     592,051            558,663
Accrued interest and dividends receivable                                                  8,440              7,109
Investments in real estate and real estate partnerships                                    4,858              6,092
Foreclosed real estate, net                                                                  512              1,529
Bank premises, furniture and fixtures, net                                                25,660             25,706
Other assets                                                                              20,609             13,680
                                                                                -----------------   ----------------
    Total asset                                                                  $     1,284,566     $    1,070,978
                                                                                =================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $       954,132     $      885,386
Federal Home Loan Bank advances                                                           48,189             41,500
Securities sold under agreements to repurchase                                           151,144             31,101
Loans payable                                                                              3,026              5,470
Mortgage escrow                                                                            6,294              4,193
Accrued expenses and other liabilities                                                    24,721             21,859
                                                                                -----------------   ----------------
      Total liabilities                                                                1,187,506            989,509
                                                                                -----------------   ----------------

Stockholders' equity:
Preferred stock ($.01 par value; 5,000,000 shares
  authorized: no shares issued and outstanding)                                                -                  -
Common Stock ($.01 par value; 25,000,000 shares authorized; shares
issued and outstanding: 5,722,600 in 1996 and 5,710,700 in 1995)                              57                 57
Unearned compensation                                                                     (4,282)            (4,937)
Additional paid in capital                                                                42,469             41,790
Retained earnings                                                                         58,483             42,833
Net unrealized gain (loss) on investment securities available for sale                       333              1,726
                                                                                -----------------   ----------------
      Total stockholders' equity                                                          97,060             81,469
                                                                                -----------------   ----------------
Total liabilities and stockholders' equity                                       $     1,284,566     $    1,070,978
                                                                                =================   ================

                                    See accompanying Notes to the Unaudited Financial Statements

                                                 SIS BANCORP, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars In Thousands)

                                                                                 (Unaudited)
                                                                              Nine Months Ended
                                                                                September 30,
                                                                            1996              1995
                                                                       ---------------    --------------
Cash Flows From Operating Activities
Net income                                                              $      15,650      $      3,882
Adjustments to reconcile net income to net cash provided by/
   (used for)  operating activities
     Provision for possible loan losses                                         2,200             3,357
     Provision for foreclosed real estate                                           -               556
     Depreciation                                                               2,271             2,270
     Amortization of premium on investment securities, net                      1,585               615
     ESOP and restricted stock expenses                                         1,104               515
     Investment security (gains)                                                  (64)              (14)
     (Income) loss from equity investment in partnerships                         (47)               39
     (Gain) on sale of loans                                                     (537)              (62)
     Disbursements for mortgage loans held for sale                           (65,258)          (44,473)
     Receipts from mortgage loans held for sale                                65,795            44,535
     Loss on sale of fixed assets and real estate                                 343               158
     Changes in assets and liabilities:
         (Increase) in other assets, net                                       (8,501)           (2,351)
         Decrease (increase) in accrued expenses and other liabilities          3,092           (12,307)
                                                                       ---------------    --------------
             Net cash provided by/(used for) operating activities              17,633            (3,280)
                                                                       ---------------    --------------


Cash Flows From Investing Activities

    Proceeds from sales of investment securities  - available for sale         30,863                 -
    Proceeds from maturities and principal payments received
       on investment securities - available for sale                           90,816            73,862
    Purchase of investment securities - available for sale                   (262,977)         (105,633)
    Proceeds from maturities and principal payments received
       on investment securities - held to maturity                             37,211            15,291
    Purchase of investment securities - held to maturity                      (58,991)          (50,046)
    Proceeds from sale of investments in real estate partnerships                 475                 -
    Net change in loans receivable                                            (40,489)          (45,527)
    Net change in foreclosed real estate                                        1,862               334
    Proceeds from sale of loans                                                 4,056               912
    Proceeds from sale of fixed assets and leases                                 267                 -
    Purchase of fixed assets                                                   (2,029)           (3,834)
                                                                       ---------------    --------------
             Net cash (used for) investing activities                        (198,936)         (114,641)
                                                                       ---------------    --------------

                                    See accompanying Notes to the Unaudited Financial Statements

                                                 SIS BANCORP, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                       (Dollars In Thousands)

                                                                                 (Unaudited)
                                                                              Nine Months Ended
                                                                                September 30,
                                                                            1996              1995
                                                                       ---------------    --------------
Cash Flows from Financing Activities

  Net proceeds from stock conversion                                                -            35,911
  Net increase in deposits                                                     68,746            22,274
  Net increase in borrowings                                                  124,288            62,821
  Net increase in mortgagors' escrow deposits                                   2,101             1,536
                                                                       ---------------    --------------
        Net cash provided by financing activities                             195,135           122,542
                                                                       ---------------    --------------

Increase in cash and cash equivalents                                          13,832             4,621

Cash and cash equivalents, beginning of year                                   38,422            55,720
                                                                       ---------------    --------------

Cash and cash equivalents, end of period                                $      52,254      $     60,341
                                                                       ===============    ==============


Supplemental disclosures of cash flow information:
     Cash paid during the year for interest to depositors
             and interest on debt                                       $      29,861      $     23,348

Non-cash investing activities:
     Transfers to foreclosed real estate, net                           $         845      $        244

                                    See accompanying Notes to the Unaudited Financial Statements

                                                 SIS BANCORP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For The Nine Months Ended September 30, 1996 and 1995
                                                       (Dollars In Thousands)

                                                                                                      Net unrealized
                                                                                                       gain (loss)
                                                                                                      on investment
                                                                            Additional                  securities
                                                  Common       Unearned      Paid-In     Retained        available
                                                   Stock     Compensation    Capital     Earnings        for sale          Total
                                                ------------ ------------- ------------ ------------ ----------------  -------------


Balance at December 31, 1995                     $       57   $    (4,937)  $   41,790   $   42,833   $        1,726    $    81,469
Net income                                                -             -            -       15,650                -         15,650
Unearned compensation                                     -          (315)         297            -                -            (18)
Decrease in unearned compensation                         -           970          382            -                -          1,352
Change in unrealized gain (loss) on investment
    securities available for sale                         -             -            -            -           (1,393)        (1,393)
                                                ------------ ------------- ------------ ------------ ----------------  -------------
Balance at September 30, 1996                    $       57   $    (4,282)  $   42,469   $   58,483   $          333    $    97,060
                                                ============ ============= ============ ============ ================  =============


Balance at December 31, 1994                     $        -   $         -   $        -   $   31,624   $       (3,121)    $   28,503
Net income                                                -             -            -        3,882                -          3,882
Issuance of common stock                                 56             -       39,665         (250)               -         39,471
Unearned compensation                                     -        (3,560)           -            -                -         (3,560)
Decrease in unearned compensation                         -           312          203            -                -            515
Change in unrealized gain (loss) on investment
    securities available for sale                         -             -            -            -            4,211          4,211
                                                ------------ ------------- ------------ ------------ ----------------  -------------
Balance at September 30, 1995                    $       56   $    (3,248)  $   39,868   $   35,256   $        1,090    $    73,022
                                                ============ ============= ============ ============ ================  =============

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

2. Condensed Consolidated Financial Statements
The Condensed Consolidated Financial Statements of the Company included herein are unaudited, and in the opinion of Management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in Condensed Consolidated Financial Statements have been omitted as they are included in the most recent Federal Deposit Insurance Corporation ("FDIC") Form F-2 Annual Report and accompanying Notes to the Financial Statements (the "Form F-2") filed by the Bank for the year ended December 31, 1995. The Form F-2 was included as Exhibit 99.3 in the registration statement on Form 8-A filed by the Company with the Securities and Exchange Commission on June 3, 1996. Management believes that the disclosures contained herein are adequate to make a fair presentation.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Form F-2.

The results for the three and nine month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

3. New Accounting Pronouncements
Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Service Rights". SFAS 122 amends certain provisions of SFAS 65, "Accounting for Certain Mortgage Banking Activities", to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The adoption of this statement did not have a material affect on the Company's financial position as of September 30, 1996 or on the results of its operations for the three and nine month periods then ended.

4. Dividend Policy
While the Company does not pay a cash dividend on its common stock at this time, the Board of Directors of the Company periodically reviews the appropriateness of a cash dividend in light of the Company's existing policies.

5. Earnings Per Share and Pro Forma Earnings Per Share
Net income per share for the three and nine months ended September 30, 1996 and the three months ended September 30, 1995 is computed on weighted shares outstanding for the period. Net income per share for the nine months ended September 30, 1995 is computed on a pro forma basis as if the stock issued in the conversion of the Bank from mutual to stock form had been issued as of the beginning of the period.

6. Income Taxes
The Company accounts for income taxes in accordance with FAS 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In accordance with FAS 109, income tax benefits associated with deductible temporary differences are evaluated periodically based on the weight of available evidence as to whether it is more likely than not that the income tax benefits will be realized.

In the third quarter of 1996 the Company recorded an income tax benefit of $8.0 resulting primarily from two non-recurring tax events. The Company recognized a one time gain of $2.8 million as a result of the recently enacted Small Business Jobs Protection Act of 1996. In addition, Management reevaluated the realizability of its deferred tax asset and determined that, based on the weight of available evidence, it was more likely than not that it would be realized. Accordingly, the Company recognized the remainder of its deferred tax asset of $5.2 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

                             (DOLLARS IN THOUSANDS)


Overview

As discussed in Note 1 of the financial statements included in this filing, SIS Bancorp, Inc., a Massachusetts corporation (the "Company"), was organized by Springfield Institution for Savings (the "Bank") for the purpose of reorganizing the Bank into a holding company structure ("the Reorganization"). Upon the effectiveness of the Reorganization, the Bank became the wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company. The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "SISB", which had previously been used by the Bank.

The Bank is a state chartered, stock form savings bank headquartered in Springfield, MA. The Bank provides a wide variety of financial services which include retail and commercial banking, residential mortgage origination and servicing, commercial real estate lending and consumer lending. The Bank serves its primary market of Hampden and Hampshire Counties through a network of 22 retail branches. The Bank completed a successful conversion from mutual to stock form (the "Conversion") on February 7, 1995. Through the issuance of 5,562,500 shares of common stock, the Bank received proceeds of $35.9 million, net of Conversion related costs and the Company's Employee Stock Ownership Plan (the "ESOP").

The Bank's revenues are derived principally from interest payments on its loan portfolios and mortgage-backed and other investment securities. The Bank's primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.


Results of Operations for the Three Months Ended September 30, 1996 and September 30, 1995

The Company reported net income of $10.2 million, or $1.84 per share, for the third quarter of 1996 as compared to net income of $1.8 million, or $0.34 per share for the same period last year. The financial results for the quarter were affected by two nonrecurring tax events totaling $8.0 million. The Company recognized a one time gain of $2.8 million as a result of the recently enacted Small Business Job Protection Act of 1996. In addition, the Company recognized the remainder of its deferred tax asset of $5.2 million. The Company also experienced improved results in core earnings primarily attributed to increased net interest income and noninterest income, partially offset by higher noninterest expenses.

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

                                                                   Three Months Ended September 30,
                                         ---------------------------------------------------------------------------------------
                                                         1996                                             1995
                                         -----------------------------------------   -------------------------------------------
                                            Average                     Average         Average                       Average
                                            Balance       Interest    Yield/Cost        Balance        Interest     Yield/Cost
                                         --------------  -----------  ------------   ---------------  ------------  ------------

Interest-earning assets:
Fed funds sold and interest-bearing
deposits                                  $      9,029    $     122         5.29%     $      23,829    $      353         5.80%
Investment securities held to maturity         193,415        3,279         6.78%           199,396         2,912         5.84%
Investment securities available for sale       353,556        5,933         6.71%           182,225         3,154         6.92%
Residential real estate loans                  241,064        4,764         7.90%           273,150         5,474         8.02%
Commercial real estate loans                   119,211        2,596         8.71%           113,013         2,363         8.36%
Commercial loans                               139,128        3,053         8.59%           102,886         2,495         9.49%
Home equity loans                               87,201        1,834         8.37%            60,292         1,396         9.13%
Consumer loans                                   4,373          225        20.58%             6,354           140         8.81%
                                         --------------  -----------  ------------   ---------------  ------------  ------------

Total interest-earning assets                1,146,977       21,806         7.60%           961,545        18,287         7.61%

Allowance for loan losses                      (15,195)                                     (16,219)
Non-interest-earning assets                     86,001                                       71,154
                                         --------------                              ---------------
    Total assets                          $  1,217,783    $  21,806                   $   1,016,480        18,287
                                         ==============  ===========                 ===============  ============

Interest-bearing liabilities
Deposits
  Savings accounts                        $    196,741   $    1,236         2.50%     $     185,510    $    1,168         2.50%
  NOW accounts                                  56,639          156         1.10%            54,436           177         1.29%
  Money market accounts                        208,641        1,740         3.32%           206,811         1,740         3.34%
  Time deposit accounts                        389,219        5,137         5.25%           359,883         4,929         5.43%
                                         --------------  -----------  ------------   ---------------  ------------  ------------
Total interest-bearing deposits                851,240        8,269         3.86%           806,640         8,014         3.94%

Borrowed funds                                 162,513        2,292         5.52%            53,543           834         6.10%
                                         --------------  -----------  ------------   ---------------  ------------  ------------

Total interest-bearing liabilities           1,013,753       10,561         4.14%           860,183         8,848         4.08%
Non-interest-bearing liabilities               115,809                                       85,959
                                         --------------                              ---------------
Total liabilities                            1,129,562                                      946,142
Stockholders' equity                            88,221                                       70,338
                                         --------------                              ---------------
    Total liabilities and stockholders'
       equity                             $  1,217,783    $  10,561                   $   1,016,480    $    8,848
                                         ==============  ===========                 ===============  ============

Net interest income/spread                                  $11,245         3.46%                          $9,439         3.53%
                                                         ===========  ============                    ============  ============

Net interest margin as a % of interest-
earning assets                                                              3.92%                                         3.93%
                                                                      ============                                  ============


Net interest income for the three months ended September 30, 1996 was $11.2 million compared to $9.4 million for the three months ended September 30, 1995, an increase of $1.8 million or 19.1%. This increase is primarily due to a $185.4 million increase in average interest-earning assets.

Total interest income was $21.8 million for the three months ended September 30, 1996, an increase of $3.5 million or 19.2% from the same period last year. This increase is attributable to higher levels of interest-earning assets. Average interest-earning assets totaled $1.1 billion in the third quarter of 1996 compared to $961.5 million in the third quarter of 1995, an increase of $185.4 million or 19.3%. Total investments increased $165.4 million and were funded by higher deposit levels and borrowed funds. Total loans increased $34.9 million as the Company continued to focus on the commercial and home equity market segments, which grew by $36.2 million or 35.2% and $26.5 million or 43.7%, respectively. Residential real estate loan balances declined $32.1 million or 11.8%, reflecting significant refinancing activity during the first quarter of 1996 combined with a decrease in adjustable rate mortgage production volume for the nine months ended September 30, 1996 versus the same period in 1995. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $10.6 million for the three months ended September 30, 1996 compared to $8.8 million during the same period in 1995, an increase of $1.7 million or 19.4%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Interest-bearing deposits totaled $851.2 million for the quarter ended September 30, 1996 compared to $806.6 million for the same period in 1995, an increase of $44.6 million or 5.5%. This growth occurred primarily in Time and Savings deposits, which increased $29.3 and $11.2 million respectively. Time deposits increased as a result of a new nine month CD product, which was introduced in the second quarter of 1996. Management believes that savings deposit growth reflects the continued success of the totally free savings account, a key feature of the Company's consumer strategy. Borrowed funds averaged $162.5 million for the three months ended September 30, 1996 compared to $53.5 million for the same period in 1995 reflecting the use of Federal Home Loan Bank ("FHLB") advances and repurchase agreements to leverage a portion of the Company's capital.

The following table presents the changes in net interest income resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.


                                                             Three months ended September 30,
                                                                        1996 versus 1995
                                                    ---------------------------------------------------
                                                                Increase (Decrease) Due to
                                                    ---------------------------------------------------
                                                       Volume             Rate               Net
                                                    --------------    --------------    ---------------

Interest-earning assets:
  Federal funds sold and
     interest bearing deposits                       $       (210)     $        (21)     $        (231)
  Investment securities held to maturity                      (94)              461                367
  Investment securities available for sale                  2,922              (142)             2,780
  Residential real estate loans                              (640)              (71)              (711)
  Commercial real estate loans                                132               101                233
  Commercial loans                                            837              (279)               558
  Home equity loans                                           584              (146)               438
  Consumer loans                                              (73)              158                 85
                                                    --------------    --------------    ---------------

Total interest-earning assets                               3,458                61              3,519
                                                    --------------    --------------    ---------------

Interest-bearing liabilities:
Deposits:
  Savings accounts                                             71                 -                 71
  NOW accounts                                                  7               (28)               (21)
  Money market accounts                                        15               (15)                 -
  Time deposit accounts                                       394              (189)               205
                                                    --------------    --------------    ---------------

Total deposits                                                487              (232)               255

Borrowed funds                                              1,617              (159)             1,458
                                                    --------------    --------------    ---------------

Total interest-bearing liabilities                          2,104              (391)             1,713
                                                    --------------    --------------    ---------------

Change in net interest income                        $      1,354      $        452      $       1,806
                                                    ==============    ==============    ===============

Provision for Possible Loan Losses
The Company added $0.8 million to its provision for possible loan losses in the third quarter of 1996 compared to $1.0 million in the third quarter of 1995. The provision for possible loan losses is based upon Management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further discussion of this topic please refer to "Balance Sheet Analysis - Comparison of September 30, 1996 to December 31, 1995 - Allowance for Possible Loan Losses."

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:

                                                 Three months ended
                                                    September 30,
                                          ----------------------------------
                                              1996                 1995
                                          -------------        -------------

Net gain (loss) on sale of loans           $       105          $        72

Net gain (loss) on sale of securities               62                    -

Loan charges and fees                              948                  726

Deposit related fees                             1,592                1,269

Other charges and fees                             221                  104
                                          -------------        -------------

                                           $     2,928          $     2,171
                                          =============        =============



Loan charges and fees increased $0.2 million primarily due to commercial loan prepayment fees.

Deposit service charges increased $0.3 million due primarily to fees associated with the Company's larger noninterest bearing account base.

Other charges and fees increased $0.1 million reflecting an increase in brokerage fees.

Salaries and Benefits Expense
Salaries and benefits expense totaled $4.4 million for the third quarter of 1996 compared to $4.0 million for the same period in 1995, an increase of $0.4 million reflecting standard wage increases, higher ESOP and restricted stock expenses as a result of increases in the Company's stock price, and an increase in staffing related to new branch openings and branch related support for the Company's consumer strategy.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:


                                                 Three months ended
                                                    September 30,
                                          ----------------------------------
                                              1996                1995
                                          -------------      ---------------

Marketing and public relations             $       752        $         337

Insurance                                           93                  752

Professional services                              854                  643

Outside processing                               1,035                  541

Other                                            1,112                1,083
                                          -------------      ---------------

                                           $     3,846        $       3,356
                                          =============      ===============



Marketing and public relations expense increased $0.4 million, reflecting the expanded use of television advertising directed towards the Company's consumer strategy.

Insurance expense includes FDIC deposit insurance expense, which totaled $1 thousand in the third quarter of 1996 compared to $0.6 million in the same period in 1995. This decrease is attributable to a significant reduction in FDIC premiums.

Professional services increased $0.2 million due to legal expenses related to the Reorganization and litigation matters occurring in the normal course of business.

Outside processing increased $0.5 million, reflecting higher transaction and account volume associated with increased account activity resulting from the Company's consumer strategy, as well as costs associated with the outsourcing of the Company's item processing operations in 1996.

Net Expense of Real Estate Operations
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. The Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations reflects the net operating results of these activities, writedowns on real estate properties and gains/losses on sales of these properties. Net expense of real estate operations for the three months ended September 30, 1996 remained consistent with levels in the comparable prior year quarter.

Income Taxes
For the three month period ended September 30, 1996 the Company recorded an income tax benefit of $6.4 million compared with income tax expense of $0.1 million for the three month period ended September 30, 1995. The decrease in income tax expense was the result of two non-recurring tax events totaling a benefit of $8.0 million. The Company recognized a one time gain of $2.8 million as a result of the recently enacted Small Business Jobs Protection Act of 1996. In addition, during the quarter, Management reevaluated the realizability of its deferred tax asset and determined that, based on the weight of available evidence, it was more likely than not that it would be realized. Accordingly, the Company recognized the remainder of its deferred tax asset of $5.2 million. The increase in income tax expense exclusive of these two items is the result of increased pre-tax earnings in 1996.

Results of Operations for the Nine Months Ended September 30, 1996 and September 30, 1995

The Company reported net income of $15.7 million, or $2.82 per share, for the nine months ended September 30, 1996 as compared to net income of $3.9 million, or $0.75 per share, on a pro forma basis, for the same period last year. The financial results were affected by two nonrecurring tax events totaling $8.0 million which occurred in the third quarter of 1996. The Company recognized a one time gain of $2.8 million as a result of the recently enacted Small Business Job Protection Act of 1996. In addition, the Company recognized the remainder of its deferred tax asset of $5.2 million. The Company also experienced improved results in core earnings primarily attributed to increased net interest income and noninterest income as well as lower provisions for possible loan losses.

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

                                                                        Nine Months Ended September 30,
                                             -------------------------------------------------------------------------------------
                                                                 1996                                      1995
                                             -----------------------------------------    ----------------------------------------

                                                Average                     Average         Average                     Average
                                                Balance       Interest    Yield/Cost        Balance      Interest     Yield/Cost
                                             --------------  -----------  ------------    ------------  ------------  ------------

Interest-earning assets:
Fed funds sold and interest-bearing
deposits                                      $      9,404    $     380         5.31%      $   21,913    $      971         5.84%
Investment securities held to maturity             186,354        9,494         6.79%         181,658         7,965         5.85%
Investment securities available for sale           312,169       15,230         6.51%         171,893         8,484         6.58%
Residential real estate loans                      246,932       14,557         7.86%         267,122        15,738         7.86%
Commercial real estate loans                       119,139        7,613         8.52%         118,590         7,320         8.23%
Commercial loans                                   126,587        8,386         8.70%          92,321         6,535         9.33%
Home equity loans                                   77,748        4,911         8.44%          55,939         3,865         9.25%
Consumer loans                                       6,103          479        10.48%           6,542           438         8.93%
                                             --------------  -----------  ------------    ------------  ------------  ------------

Total interest-earning assets                    1,084,436       61,050         7.51%         915,878        51,316         7.47%

Allowance for loan losses                          (15,255)                                   (16,425)
Non-interest-earning assets                         83,851                                     70,128
                                             --------------                               ------------
Total assets                                  $  1,153,032    $  61,050                    $  969,581    $   51,316
                                             ==============  ===========                  ============  ============

Interest-bearing liabilities
Deposits
  Savings accounts                            $    193,874    $   3,631         2.50%      $  185,019    $    3,447         2.49%
  NOW accounts                                      56,101          485         1.15%          53,612           550         1.37%
  Money market accounts                            206,425        5,137         3.32%         214,432         5,212         3.25%
  Time deposit accounts                            377,253       15,085         5.34%         344,830        13,049         5.06%
                                             --------------  -----------  ------------    ------------  ------------  ------------
Total deposits                                     833,653       24,338         3.90%         797,893        22,258         3.73%

Borrowed funds                                     129,272        5,439         5.53%          23,220         1,108         6.29%
                                             --------------  -----------  ------------    ------------  ------------  ------------

Total interest-bearing liabilities                 962,925       29,777         4.13%         821,113        23,366         3.80%
Non-interest-bearing liabilities                   106,574                                     84,263
                                             --------------                               ------------
Total liabilities                                1,069,499                                    905,376
Total stockholders' equity                          83,533                                     64,205
                                             --------------                               ------------
    Total liabilities and stockholders'
       equity                                 $  1,153,032    $  29,777                    $  969,581    $   23,366
                                             ==============  ===========                  ============  ============

Net interest income/spread                                      $31,273         3.38%                       $27,950         3.67%
                                                             ===========  ============                  ============  ============

Net interest margin as a % of interest-
earning assets                                                                  3.85%                                       4.07%
                                                                          ============                                ============

Net interest income for the nine months ended September 30, 1996 was $31.3 million compared to $28.0 million for the nine months ended September 30, 1995, an increase of $3.3 million or 11.9%. This increase is primarily due to a $168.6 million increase in average interest-earning assets partially offset by a 22 basis point decrease in net interest margin.

Total interest income was $61.1 million for the nine months ended September 30, 1996, an increase of $9.7 million or 19.0% from the same period last year. This increase is primarily attributable to higher levels of interest-earning assets. Average interest-earning assets totaled $1.1 billion for the nine months ended September 30, 1996 compared to $915.9 million for the same period in 1995, an increase of $168.6 million or 18.4%. Total investments increased $145.0 million and were funded by higher deposit levels and borrowed funds. Total loans increased $36.1 million as the Company continued to focus on the commercial and home equity market segments, which grew by $34.3 million or 37.1% and $21.9 million or 39.2%, respectively. Residential real estate loan balances declined $20.2 million or 7.6%, reflecting significant refinancing activity to fixed rate products during the first quarter of 1996, as well as a decline in production for adjustable rate mortgage products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $29.8 million for the nine months ended September 30, 1996 compared to $23.4 million during the same period in 1995, an increase of
$6.4  million  or  27.4%.   This  increase  is   attributable  to  increases  in
interest-bearing deposits, rates paid on deposits and borrowed funds. Interest-bearing deposits totaled $833.7 million for the nine months ended September 30, 1996 compared to $797.9 million for the same period in 1995, an increase of $35.8 million or 4.5%. This growth occurred primarily in Time deposits, which increased $32.4 million. The average rate paid on deposits was 3.90% for the nine months ended September 30, 1996 compared to 3.73% for the nine months ended September 30, 1995, an increase of 17 basis points or 4.6% principally reflecting repricing of the existing portfolio as well as continued competitive pricing pressures. Borrowed funds averaged $129.3 million for the nine months ended September 30, 1996, reflecting the use of FHLB advances and repurchase agreements to leverage a portion of the Company's capital.

The following table presents the changes in net interest income resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                           Nine months ended September 30,
                                                                   1996 versus 1995
                                                  ---------------------------------------------------
                                                              Increase (Decrease) Due to
                                                  ---------------------------------------------------
                                                     Volume             Rate               Net
                                                  --------------    --------------    ---------------

Interest-earning assets:
  Federal funds sold and
     interest bearing deposits                     $       (529)     $        (61)     $        (590)
  Investment securities held to maturity                    223             1,306              1,529
  Investment securities available for sale                6,884              (138)             6,746
  Residential real estate loans                          (1,190)                9             (1,181)
  Commercial real estate loans                               34               259                293
  Commercial loans                                        2,347              (497)             1,850
  Home equity loans                                       1,450              (404)             1,046
  Consumer loans                                            (32)               73                 41
                                                  --------------    --------------    ---------------
Total interest-earning assets                             9,187               547              9,734
                                                  --------------    --------------    ---------------

Interest-bearing liabilities:
Deposits:
  Savings accounts                                          165                19                184
  NOW accounts                                               24               (89)               (65)
  Money market accounts                                    (197)              122                (75)
  Time deposit accounts                                   1,262               774              2,036
                                                  --------------    --------------    ---------------
Total deposits                                            1,254               826              2,080
Borrowed funds                                            4,761              (430)             4,331
                                                  --------------    --------------    ---------------
Total interest-bearing liabilities                        6,015               396              6,411
                                                  --------------    --------------    ---------------
Change in net interest income                      $      3,172      $        151      $       3,323
                                                  ==============    ==============    ===============

Provision for Possible Loan Losses
The Company added $2.2 million to its provision for possible loan losses for the nine months ended September 30, 1996 compared to $3.4 million for the same period in 1995. This decrease of $1.2 million reflects an improvement in the credit quality profile of the loan portfolio. The provision for possible loan losses is based upon Management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further discussion of this topic please refer to "Balance Sheet Analysis Comparison of September 30, 1996 to December 31, 1995 - Allowance for Possible Loan Losses."

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:

                                                Nine months ended
                                                  September 30,
                                       -------------------------------------
                                            1996                  1995
                                       ---------------       ---------------

Net gain/(loss) on sale of loans        $         537         $          62

Net gain/(loss) on sale of securities              64                    14

Loan charges and fees                           2,428                 2,321

Deposit related fees                            4,539                 3,558

Other charges and fees                            678                   456
                                       ---------------       ---------------
                                        $       8,246         $       6,411
                                       ===============       ===============



Net gain on sale of loans increased $0.5 million due to an increase in the amount of loans sold on a servicing released basis.

Deposit service charges increased $1.0 million due primarily to fees associated with the Company's larger noninterest bearing account base.

Other charges and fees increased $0.2 million reflecting an increase in brokerage fees.

Salaries and Benefits Expense
Salaries and benefits expense totaled $12.9 million for the nine months ended September 30, 1996 compared to $11.7 million for the same period in 1995, an increase of $1.2 million reflecting standard wage increases, the introduction of new benefit programs including ESOP, restricted stock and 401(k) plans, and higher ESOP and restricted stock expenses as a result of increases in the Company's stock price.

Occupancy Expense
Total occupancy expense was $2.4 million for the nine months ended September 30, 1996, a decrease of $0.2 million from the same period in 1995 primarily as a result of the improved operating results of SIS Center, the Company's corporate headquarters.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:

                                                 Nine months ended
                                                   September 30,
                                     ------------------------------------------
                                           1996                     1995
                                     -----------------        -----------------

Marketing and public relations        $         1,629          $         1,009
Insurance                                         287                    2,444
Professional services                           2,344                    2,115
Outside processing                              3,090                    2,240
Other                                           3,267                    2,863
                                     -----------------        -----------------
                                      $        10,617          $        10,671
                                     =================        =================



Marketing and public relations expense increased $0.6 million, reflecting the expanded use of television advertising directed towards the Company's consumer strategy.

Insurance expense includes FDIC deposit insurance expense, which totaled $2 thousand for the nine months ended September 30, 1996 compared to $2.0 million in the same period in 1995. This decrease is attributable to a significant reduction in FDIC premiums.

Professional services increased $0.2 million due to legal expenses related to the Reorganization and litigation matters occurring in the normal course of business.

Outside processing increased $0.9 million, reflecting higher transaction and account volume associated with increased account activity resulting from the Company's consumer strategy, as well as costs associated with the outsourcing of the Company's item processing operations in 1996.

Other operating expenses increased $0.4 million primarily due to supplies and postage costs associated with growth in consumer deposit accounts as a result of the Company's consumer strategy.

Foreclosed Real Estate Expense
Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses were $0.3 million for the nine months ended September 30, 1996 compared to $0.5 million for the same period in 1995. This $0.2 million decrease reflects lower levels of foreclosed properties.

Net Expense of Real Estate Operations
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. The Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations reflects the net operating results of these activities, writedowns on real estate properties and gains/losses on sales of these properties. Net expense of real estate operations for the nine months ended September 30, 1996 remains consistent with the levels in the comparable prior year period.

Income Taxes
For the nine month period ended September 30, 1996 the Company recorded an income tax benefit of $5.9 million compared with income tax expense of $0.2 for the nine month period ended September 30, 1995. The decrease in income tax expense was the result of two non-recurring tax events in the third quarter of 1996 totaling a benefit of $8.0 million. The Company recognized a one time gain of $2.8 million as a result of the recently enacted Small Business Jobs Protection Act of 1996. In addition, during the quarter, Management reevaluated the realizability of its deferred tax asset and determined that, based on the weight of available evidence, it was more likely than not that it would be realized. Accordingly, the Company recognized the remainder of its deferred tax asset of $5.2 million. The increase in income tax expense exclusive of these two items is the result of increased pre-tax earnings in 1996.

BALANCE SHEET ANALYSIS - COMPARISON OF SEPTEMBER 30, 1996 TO DECEMBER 31, 1995

Total assets increased from $1.1 billion at December 31, 1995 to $1.3 billion at September 30, 1996. This increase reflects growth in loans and investments funded through an increase in deposits and wholesale borrowings.

Investments
The Company's investment portfolio increased $160.4 million from $419.8 million at December 31, 1995 to $580.2 million at September 30, 1996.

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

The table below sets forth certain information regarding the amortized cost and fair value of the Company's investment portfolio at the dates indicated.


                                                                            September 30, 1996
                                                  ------------------------------------------------------------------------
                                                        Available for Sale                       Held to Maturity
                                                  --------------------------------        --------------------------------


                                                    Amortized                              Amortized
                                                      Cost            Fair Value              Cost            Fair Value
                                                  --------------     -------------        -------------      -------------

U.S. government and agency obligations             $     22,062       $    22,049          $         -        $         -
Mortgage-backed securities                              337,668           338,075              159,060            158,803
Other bonds and short term obligations                   11,289            11,240               35,072             35,016
Other securities                                         14,681            14,686                    -                  -
                                                  --------------     -------------        -------------      -------------
    Total                                          $    385,700       $   386,050          $   194,132        $   193,819
                                                  ==============     =============        =============      =============



                                                                            December 31, 1995
                                                  ------------------------------------------------------------------------
                                                        Available for Sale                       Held to Maturity
                                                  --------------------------------        --------------------------------


                                                    Amortized                              Amortized
                                                      Cost            Fair Value              Cost            Fair Value
                                                  --------------     -------------        -------------      -------------

U.S. government and agency obligations             $      7,700       $     7,699          $         -        $         -
Mortgage-backed securities                              222,673           224,101              161,168            161,481
Other bonds and short term obligations                    9,300             9,300               11,625             11,449
Other securities                                          5,884             5,884                    -                  -
                                                  --------------     -------------        -------------      -------------
    Total                                          $    245,557       $   246,984          $   172,793        $   172,930
                                                  ==============     =============        =============      =============

Loan Portfolio Composition
Gross loans comprised $606.6 million or 47.2% of total assets as of September 30, 1996. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at September 30, 1996 and at December 31, 1995.



                                              September 30, 1996                  December 31, 1995
                                         -----------------------------       -----------------------------
                                                         Percent of                           Percent of
                                            Amount          Total               Amount          Total
                                         -------------  --------------       -------------   -------------

Residential real estate loans             $   244,067          40.24%         $   263,551          45.99%
Commercial real estate loans                  121,803          20.08%             118,005          20.59%
Commercial loans                              144,431          23.81%             117,674          20.53%
Home equity loans                              91,554          15.09%              67,657          11.81%
Consumer loans                                  4,707           0.78%               6,196           1.08%
                                         -------------  --------------       -------------   -------------
   Total loans receivable, gross              606,562         100.00%             573,083         100.00%
Less:
Unearned income and fees                         (977)                               (566)
Allowance for possible loan losses             15,488                              14,986
                                         -------------                       -------------
   Total loans receivable, net            $   592,051                         $   558,663
                                         =============                       =============




The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. During the nine months ended September 30, 1996, the Company experienced an increase in prepayments in its adjustable rate mortgage portfolio due to lower interest rates. These prepayments offset new originations and resulted in a $19.5 million decrease in residential real estate loans between December 31, 1995 and September 30, 1996.

During the nine months ended September 30, 1996, commercial loan balances increased $26.8 million, reflecting the Company's continued focus on lending activities in the local business market.

Home equity loans outstanding have increased $23.9 million since December 31, 1995 resulting from the Company's pricing strategy, the waiver of closing costs and the active promotion of these products.

The decrease in the Company's consumer loan portfolio from December 31, 1995 to September 30, 1996 reflects the July 10, 1996 sale of the Company's student loan portfolio and a runoff in personal installment loan balances partially offset by an increase of $0.8 million in overdraft protection lines. Effective July 1, 1996, the Company discontinued the origination of student loans. The Company will provide applications to prospective borrowers and refer these customers to the Student Loan Marketing Association. The Company has discontinued offering most types of personal installment loans. This decision was made based on the low volumes achieved by the Company and the highly competitive nature of consumer products offered by bank and non-bank competitors.

Non-performing Assets
Non-performing assets totaled $7.6 million as of September 30, 1996 compared to $13.9 million as of December 31, 1995, a decrease of $6.3 million or 45.2%.

The  following  table  sets  forth  information   regarding  the  components  of
non-performing assets for the periods presented:



                                                         September 30, 1996                December 31, 1995
                                                         --------------------             --------------------


Non-accrual loans (1):
   Residential real estate loans                          $            1,149               $            2,553
   Commercial real estate loans                                        2,805                            5,745
   Commercial loans                                                      859                              638
   Home equity loans                                                     221                               90
   Consumer loans                                                         27                               11
                                                         --------------------             --------------------
      Total non-accrual loans                                          5,061                            9,037
                                                         --------------------             --------------------

Loans past due 90 days still accruing (2)                              1,143                              587
                                                         --------------------             --------------------
      Total non-performing loans                                       6,204                            9,624
Foreclosed real estate (3)                                               512                            1,529
Restructured loans on accrual status (4)                                 887                            2,732
                                                         --------------------             --------------------
      Total non-performing assets                         $            7,603               $           13,885
                                                         ====================             ====================

Total non-performing loans to total
   gross loans                                                         1.05%                            1.72%

Total non-performing assets to total
   assets                                                              0.59%                            1.30%

Allowance for possible losses to
   non-performing loans                                              249.65%                          155.71%



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



Potential Problem Loans
The Bank maintains a "watch list" of potential problem loans, which are performing loans that have potential weaknesses that require Management's attention. These potential weaknesses may stem from a variety of factors including, among other things, economic or market conditions, adverse trends in the obligor's operations or balances sheet weaknesses. Potential problem loans totaled $15.6 million or 1.2% of total assets at September 30, 1996 compared to $20.7 million or 1.9% of total assets at December 31, 1995.

Allowance for Possible Loan Losses
The allowance for possible loan losses reflects an amount that, in Management's judgment, is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies.

The Company's loan loss reserve methodology emphasizes an evaluation of non-performing loans and those loans that have been identified as having a higher risk of becoming non-performing loans. The overall analysis is a continuing process that gives consideration to such factors as size and risk characteristics of the loan portfolio, the risk rating of individual credits, general economic conditions, historical delinquency and charge-off experience and the borrowers' financial capabilities and the underlying collateral, including, when appropriate, independent appraisals of real estate properties. In addition, Management periodically reviews the methodology of allocating reserves to the various loan categories based on similar factors.

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

The allowance for possible loan losses at September 30, 1996 was $15.5 million, compared to $16.6 million at September 30, 1995. The activity in the allowance for possible loan losses for the nine months ended September 30, 1996 and 1995 was as follows:


                                                 Nine Months ended September 30,
                                                  -----------------------------
                                                     1996             1995
                                                  ------------     ------------

Balance at beginning of period                     $   14,986       $   15,844
Provision for possible loan losses                      2,200            3,357
Charge-offs:
  Residential real estate loans                          (755)            (414)
  Commercial real estate loans                         (2,255)          (2,048)
  Commercial loans                                       (355)            (489)
  Home equity loans                                      (190)             (25)
  Consumer loans                                          (61)            (182)
                                                  ------------     ------------
     Total charge-offs                                 (3,616)          (3,158)
                                                  ------------     ------------
Recoveries:
  Residential real estate loans                           594               51
  Commercial real estate loans                           1036              242
  Commercial loans                                        163              141
  Home equity loans                                        98               68
  Consumer loans                                           27               71
                                                  ------------     ------------
    Total recoveries                                    1,918              573
                                                  ------------     ------------
Net charge-offs                                        (1,698)          (2,585)
                                                  ------------     ------------

Balance, end of period                             $   15,488       $   16,616
                                                  ============     ============

Ratio of allowance for possible loan losses
to total loans at the end of the period                  2.55%            2.99%

Ratio of allowance for possible loan losses to
non-performing loans at the end of the period          249.65%          123.94%

At September 30, 1996, the recorded investment in loans that are considered impaired under SFAS 114 was $9.0 million. Included in this amount is $0.4 million of impaired loans for which the related SFAS 114 allowance is $0.1 million and $8.6 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the three and nine months ended September 30, 1996 was approximately $7.2 million and $9.0 million, respectively. For the three and nine month periods ended September 30, 1996, the Company recognized interest income on these impaired loans of $0.1 million and $0.3 million, respectively.

The following table shows the allocation of the allowance for possible loan losses to the various types of loans as well as the percentage of loans in each category to total loans.


                                          September 30, 1996                 December 31, 1995
                                    -------------------------------    -------------------------------
                                                     % of Total                         % of Total
                                                      Allowance                          Allowance
                                                         for                                for
                                      Amount         Loan Losses         Amount         Loan Losses
                                    -----------    ----------------    ------------   ----------------

Residential real estate loans           $1,561              10.08%          $1,881             12.55%
Commercial real estate loans             6,872              44.37%           6,784             45.27%
Commercial loans                         5,814              37.54%           5,480             36.57%
Home equity loans                          964               6.22%             672              4.48%
Consumer loans                             277               1.79%             169              1.13%
                                    -----------    ----------------    ------------   ----------------

   Total allowance for
     possible loan losses              $15,488             100.00%         $14,986            100.00%
                                    ===========    ================    ============   ================

Deposit Distribution
The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at September 30, 1996. The Company's deposits consist of demand and NOW accounts, passbook and statement savings accounts, Money Market accounts and Time deposit accounts.

Total deposits were $954.1 million at September 30, 1996 compared to $885.4 million at December 31, 1995, an increase of $68.7 million. This growth occurred primarily in Demand deposits, Savings accounts and Time deposits. Demand deposits and Savings accounts increased $28.8 million and $9.6 million, respectively, as customers continue to take advantage of free savings and checking accounts offered as a result of the Company's consumer deposit strategy to attract and retain core deposits, which provide the Company with a lower cost source of funds. Also contributing to the growth of Demand deposit balances is an increase in business checking accounts of $16.1 million resulting from the Company's focus on small business banking. The growth in Time deposits is primarily attributable to the introduction of a new nine month CD in June 1996. As of September 30, 1996, total balances for this new product were $15.2 million.

The following table presents the composition of deposits for the periods indicated:


                                            September 30, 1996                     December 31, 1995
                                       ------------------------------        -----------------------------
                                                           Percent                              Percent
                                                             of                                   of
                                          Amount            Total               Amount           Total
                                       --------------    ------------        --------------   ------------

Demand deposits                         $    100,334          10.52%          $     71,539          8.08%
NOW accounts                                  56,542           5.93%                57,271          6.47%
Savings accounts                             195,150          20.45%               185,555         20.96%
Money market accounts                        210,887          22.10%               203,313         22.96%
Time deposits                                391,219          41.00%               367,708         41.53%
                                       --------------    ------------        --------------   ------------
   Total deposits                       $    954,132         100.00%               885,386        100.00%
                                       ==============    ============        ==============   ============

Regulatory Capital
Under current Federal Reserve Board (the "FRB") capital regulations, bank holding companies, such as the Company, are required to comply with three separate minimum capital requirements: a "Tier 1 leverage capital ratio" and two "risk-based" capital requirements: "Tier 1 risk-based capital ratio" and "Total risk-based capital ratio".

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

The following table reflects the regulatory capital position of the Company as of September 30, 1996 and December 31, 1995 as well as the September 30, 1996 minimum FRB capital requirements.


                                   September 30,   December 31,        FRB
                                        1996           1995        Requirement
                                   -------------   ------------    ------------

Tier 1 leverage capital ratio           7.31%          7.57%           3.00% (1)
Tier 1 risk-based capital ratio        12.13%         12.52%           4.00%
Total risk-based capital ratio         13.39%         13.77%           8.00%


(1) The FRB expects most bank holding companies, including those organizations experiencing or anticipating significant growth, to operate with an additional cushion of Tier 1 leverage capital of at least 100 to 200 basis points.

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

There  are  a  number  of  industry   standards  used  to  measure  a  financial
institution's interest rate risk position. Most common among these is the one-year gap which is the difference between assets, liabilities, and off-balance sheet instruments that will mature or reprice within one year expressed as a percentage of total assets. Using Management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was a positive $40.1 million or 3.13% of total assets at September 30, 1996. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation not only considers the impact of changing market interest rates on forecasted net interest income, but also takes into consideration other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

The following table sets forth the amounts of assets and liabilities outstanding at September 30, 1996, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to Management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable, however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes assumptions used in creating this table.

                                                                                  GAP Position
                                                                             at September 30, 1996
                                                ---------------------------------------------------------------------------------

                                                                  More than six
                                                  Less than       months less
                                                 six months      than one year     1 - 5 Years      Over 5 Yrs         TOTAL
                                                --------------   --------------  ---------------  ---------------  --------------
Assets:
Federal funds sold and
   interest bearing deposits                     $     17,545    $           -    $           -    $           -    $     17,545
Investment securities                                 330,844          109,229          105,354           34,755         580,182
Residential real estate loans                          73,957           68,579           85,441           15,248         243,225
Commercial real estate loans                           49,151           10,645           59,201                -         118,997
Commercial loans                                       62,985           11,478           66,691            2,638         143,792
Home equity loans                                      71,789            1,022           11,632            7,399          91,842
Consumer loans                                          3,835              192              380              215           4,622
Other assets                                                -                -                -           84,361          84,361
                                                --------------   --------------   --------------  ---------------  --------------

Total assets                                     $    610,106     $    201,145     $    328,699    $     144,616    $  1,284,566
                                                ==============   ==============   ==============  ===============  ==============


Liabilities & stockholders' equity:
Savings accounts                                 $     29,272     $     29,272     $    136,606    $           -    $   195,150
NOW accounts                                            8,482            8,482           39,578                -         56,542
Money market accounts                                  63,266           63,266           84,355                -         210,887
Time deposits                                         219,250          110,528           61,441                -         391,219
Borrowed funds                                        174,223           25,053              497            2,586         202,359
Other liabilities & stockholders' equity               20,006           20,006           60,021          128,376         228,409
                                                --------------   --------------   --------------  ---------------  --------------

Total liabilities & stockholders' equity         $    514,499     $    256,607     $    382,498    $     130,962    $  1,284,566
                                                ==============   ==============   ==============  ===============  ==============

Period GAP position                              $     95,607     $    (55,462)    $    (53,799)   $      13,654

Net period GAP as a percentage of total assets           7.44%           -4.32%           -4.19%            1.06%

Cumulative GAP                                   $     95,607     $     40,145      $   (13,654)               -

Cumulative GAP as a percentage of total
   assets                                                7.44%            3.13%           -1.06%               -

For purposes of the above interest sensitivity analysis:

            Residential  loans held for sale at September  30, 1996  totaling  $4.5 million are in the less than six month  interest sensitivity period.

            Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by their next repricing date. In both cases, assets that have prepayment optionality are adjusted for the Bank's estimate of prepayments.

            Loans do not include non-accrual loans of $5.1 million.

            Loans do not include the allowance for loan loss of $15.5 million.

            In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current interest rate environment and the Company's historical experience.  Management reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.

                                 - Savings accounts are assumed to decay at an annual rate of 30%.
                                 - NOW accounts are assumed to decay at an annual rate of 30%.
                                 - Money market accounts are assumed to decay at an annual rate of 60%.
                                 - Non-interest bearing accounts of $100.3 million are included in other liabilities and are assumed to decay at an annual rate of 40%.

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

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

      Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

           Exhibit
           Number                                   Description

             11. Computation of Earnings per Share and Pro Forma Earnings per Share

         (b) Reports on Form 8-K

               On September 26, 1996, the Company filed a current report on Form 8-K regarding an announcement of the Company's intended treatment of certain tax benefits.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SIS BANCORP, INC.
                                  (Registrant)


November 14, 1996                          /s/ F. William Marshall, Jr.
-------------------                        -----------------------------------
Date                                       F. William Marshall, Jr.
                                           President and Chief Executive Officer




November 14, 1996                          /s/ John F. Treanor
-------------------                        -----------------------------------
Date                                       John F. Treanor
                                           Executive Vice President and Chief
                                           Financial Officer