Form 10-K
period 1996-12-31
SIS BANCORP INC
filed 1997-03-10
CIK 1013049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
  (Mark One)
  [XAnnual]report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1996 or [_Transition]report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

                                   FORM 10-K

                       COMMISSION FILE NUMBER: 000-20809

                               ----------------

                               SIS BANCORP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

             MASSACHUSETTS                           04-3303264
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

           1441 MAIN STREET                             01102
      SPRINGFIELD, MASSACHUSETTS                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (413) 748-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

  Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                              TITLE OF EACH CLASS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of February 28, 1997, as reported by NASDAQ, was $151,240,800.

  Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 5,707,200 shares as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the SIS Bancorp, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997 are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

 CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM
                                  ACT OF 1995

  This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. SIS Bancorp, Inc. and its subsidiaries (the "Company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

                                    PART I

ITEM 1: BUSINESS

OVERVIEW

  The Company, a Massachusetts corporation, was organized by Springfield Institution for Savings (the "Bank") for the purpose of reorganizing the Bank into a holding company structure. The Company acquired 100% of the outstanding shares of the Bank's common stock, par value $1.00 per share, in a 1:1 exchange for shares of the Company's common stock, par value $.01 per share (the "Company Common Stock"). Upon the effectiveness of such share-for-share exchange (the "Reorganization") on June 21, 1996, the Bank became the sole wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company.

  Established in 1827, the Bank is a state chartered, stock savings bank headquartered in Springfield, Massachusetts. The Company provides a wide variety of financial services which include retail and commercial banking, residential mortgage origination and servicing, commercial real estate lending and consumer lending. Substantially all operations of the Company are conducted through the Bank. The Company serves its primary market of Hampden and Hampshire Counties through a network of 23 retail branches. The Company opened three retail branch offices in 1996 and will continue to assess the need to open additional branch locations to better serve its customers.

  The Company's revenues are derived principally from interest payments on its loan portfolios and mortgage-backed and other investment securities. The Company's primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.

BACKGROUND

  Historically, the Bank's principal business was attracting deposits from the general public and investing those funds in residential mortgage loans. During the 1980's, the Bank significantly increased its portfolio of commercial real estate and real estate-related commercial loans both directly and through certain of its wholly-owned direct and indirect real estate investment subsidiaries, including Colebrook Corporation ("Colebrook"). As a result of the national and regional economic recession, the Bank's levels of non-performing assets increased from 1989 through 1992. The increase in non-performing assets and regulatory concerns over the preservation of the Bank's capital, together with other factors concerning the operations of the Bank, resulted in the Bank entering into a Stipulation and Consent to the issuance of an Order to Cease and Desist (the "Order") with the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Massachusetts Commissioner of Banks (the "Commissioner of Banks") on May 12, 1992.

  In accordance with the Order, in March of 1994 the Bank submitted a capital restoration plan to the FDIC and Commissioner of Banks, strengthened its senior management team and developed and implemented new strategies to accelerate the disposition of non-performing assets, to improve the Bank's financial condition, and to enhance profitability. The Bank's capital restoration plan called for the Bank to raise additional capital through the issuance of common stock in a conversion from a mutual bank to a stockholder-owned bank (the "Conversion"). Effective with the Conversion, which was closed on February 7, 1995, there was a net increase to capital of $35.9 million. As a result of the accelerated disposition of non-performing assets, the Bank has significantly reduced its loan loss provision and foreclosed real estate expenses which contributed to net income of $11.5 million in 1995 and $18.2 million in 1996. In light of improvements to capital and non-performing asset levels, the Bank's return to profitability, and the Bank's satisfactory resolution of all other regulatory concerns addressed by the Order, on April 24, 1995, the Bank was notified that the FDIC and Commissioner of Banks had unconditionally terminated the Order. As of December 31, 1996, the Company has total equity of $101.9 million or 7.56% of total assets, and the Bank is considered "well capitalized" under the applicable regulatory definition.

  Since 1993, the Bank has been in the process of divesting its real estate investment business that was largely conducted through Colebrook and the Bank's other wholly-owned real estate investment subsidiaries (collectively the "Real Estate Subsidiaries"). This divestment is required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In accordance with the requirements of FDICIA, the Bank submitted a divestiture plan for the Real Estate Subsidiaries to the FDIC, which approved the plan in December, 1995. The Bank's divestment of all such real estate investment activities is scheduled to be completed by December, 1997.

  On January 23, 1997, the Company announced the declaration of its first quarterly cash dividend in the amount of $0.12 per share payable on February 20, 1997 to shareholders of record as of the close of business on February 3, 1997. In addition, on that same date, the Company announced its Board of Directors had authorized a share repurchase program and adopted a shareholder rights plan.

  Under the share repurchase program, the Board of Directors has authorized the Company to purchase up to 286,180 of its own shares, or up to 5% of the common stock issued and outstanding as of December 31, 1996. The repurchased shares will be held in treasury and will be available for issuance in connection with various employee and director benefit programs.

  Under the shareholder rights plan each shareholder of record as of the close of business on February 3, 1997 received one right for each share of common stock held by such shareholder to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $100.00. Until and unless the rights are triggered, the rights will be evidenced by the common stock certificates directly, and will transfer automatically with the transfer of any common stock. The initial issuance of the rights has no dilutive effect on the outstanding shares of the Company or the Company's earnings, is not taxable to the Company or to the shareholders, and does not otherwise affect the trading of the Company's shares. If the rights are not triggered or otherwise redeemed by the Board of Directors, the rights will expire on January 22, 2007.

INVESTMENT ACTIVITIES

  The Company engages in investment activities for both investment and liquidity purposes. The Company maintains an investment securities portfolio which consists primarily of U.S. Government and agency securities, corporate obligations, asset-backed securities, collateralized mortgage obligations, Federal Home Loan Bank stock, and marketable equity securities. Other short-term investments held by the Company periodically include interest-bearing deposits and federal funds sold. The Company also maintains a mortgage-backed securities portfolio consisting of securities issued and guaranteed by the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) in addition to publicly traded and rated mortgage-backed securities issued by private financial intermediaries which are rated "AA" or higher by rating agencies of national prominence.

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and now holds both "available for sale" and "held to maturity" portfolios. Securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost, while those securities which have been identified as assets that may be sold prior to maturity or assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

  The following table sets forth certain information regarding the amortized cost and fair value of the Company's investment portfolio at the dates indicated.

                                                 DECEMBER 31, 1996
                                     -----------------------------------------
                                      AVAILABLE FOR SALE    HELD TO MATURITY
                                     -------------------- --------------------
                                              (DOLLARS IN THOUSANDS)
                                     AMORTIZED            AMORTIZED
                                       COST    FAIR VALUE   COST    FAIR VALUE
                                     --------- ---------- --------- ----------
U.S. government and agency
 obligations........................ $ 29,901   $ 29,943  $    --    $    --
Collateralized mortgage
 obligations........................   28,965     29,007       --         --
Mortgage-backed securities..........  371,921    374,218   149,856    149,252
Asset backed securities.............      --         --     42,118     42,165
Other bonds and short term
 obligations........................    1,681      1,681       200        200
Other securities....................   14,276     14,474       --         --
                                     --------   --------  --------   --------
  Total............................. $446,744   $449,323  $192,174   $191,617
                                     ========   ========  ========   ========
                                                 DECEMBER 31, 1995
                                     -----------------------------------------
                                      AVAILABLE FOR SALE    HELD TO MATURITY
                                     -------------------- --------------------
                                              (DOLLARS IN THOUSANDS)
                                     AMORTIZED            AMORTIZED
                                       COST    FAIR VALUE   COST    FAIR VALUE
                                     --------- ---------- --------- ----------
U.S. government and agency
 obligations........................ $  7,700   $  7,699  $    --    $    --
Mortgage-backed securities..........  222,673    224,101   161,168    161,481
Other bonds and short term
 obligations........................    9,300      9,300    11,625     11,449
Other securities....................    5,884      5,884       --         --
                                     --------   --------  --------   --------
  Total............................. $245,557   $246,984  $172,793   $172,930
                                     ========   ========  ========   ========
                                                 DECEMBER 31, 1994
                                     -----------------------------------------
                                      AVAILABLE FOR SALE    HELD TO MATURITY
                                     -------------------- --------------------
                                              (DOLLARS IN THOUSANDS)
                                     AMORTIZED            AMORTIZED
                                       COST    FAIR VALUE   COST    FAIR VALUE
                                     --------- ---------- --------- ----------
U.S. government and agency
 obligations........................ $ 23,953   $ 23,882  $ 17,350   $ 16,173
Mortgage-backed securities..........  112,452    109,455   136,901    125,096
Other bonds and short term
 obligations........................   23,229     23,169     3,992      3,992
Other securities....................    4,808      4,815       --         --
                                     --------   --------  --------   --------
  Total............................. $164,442   $161,321  $158,243   $145,261
                                     ========   ========  ========   ========

  The Company's investment portfolio increased $221.7 million from $419.8 million at December 31, 1995 to $641.5 million at December 31, 1996. This increase in investments was funded through an increase in deposits and borrowings.

  In 1995, the Financial Accounting Standards Board ("FASB") issued a special report, "Implementation of Statement 115," that provided additional guidance related to the application of SFAS 115. In connection with the issuance of this special report, the FASB allowed all organizations to review their portfolio classifications and make a one-time reclassification of securities between categories during the period from November 15, 1995 to December 15, 1995. On December 15, 1995, the Company transferred securities with an amortized cost of $84.3 million and an unrealized loss of $1.2 million from the held to maturity portfolio to the available for sale portfolio. In addition, the Company transferred securities with an estimated fair value of $47.3 million and an unrealized gain of $0.3 million from the available for sale portfolio to the held to maturity portfolio. The remaining unrealized gain of $0.2 million is included in a separate component of stockholders' equity. Subsequent to the transfer of these securities, the Company sold $82.9 million of available for sale securities in December 1995 at a net loss of $0.9 million.

  The following table sets forth the contractual maturity distribution of the carrying value and the weighted average yields to contractual maturity of the investment portfolio at December 31, 1996. Changes in interest rates will affect actual maturities.

                          WITHIN ONE YEAR       1-5 YEARS          5-10 YEARS       OVER 10 YEARS
                         ------------------ ------------------ ------------------ ------------------
                                   WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED          WEIGHTED
                         AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE           AVERAGE
                           COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD    TOTAL    YIELD
                         --------- -------- --------- -------- --------- -------- --------- -------- -------- --------
AVAILABLE FOR SALE
------------------
U.S. government and
 agency obligations.....  $  --     0.00%    $28,601   7.11%    $1,300    6.92%   $    --    0.00%   $ 29,901  7.11%
Collateral mortgage
 obligations............     --     0.00%     28,965   6.58%       --     0.00%        --    0.00%     28,965  6.58%
Mortgage-backed
 securities.............   6,503    7.92%      1,143   8.11%       --     0.00%    364,275   7.27%    371,921  7.28%
Asset-backed
 securitites............     --     0.00%        --    0.00%       --     0.00%        --    0.00%        --   0.00%
Other bonds and short
 term obligations.......   1,681    5.39%        --    0.00%       --     0.00%        --    0.00%      1,681  5.39%
                          ------             -------            ------            --------           --------
 Total debt securities..  $8,184    7.40%    $58,709   6.87%    $1,300    6.92%   $364,275   7.27%   $432,468  7.22%
 Market Value...........  $8,193             $58,824            $1,294            $366,538           $434,849
HELD TO MATURITY
----------------
U.S. government and
 agency obligations.....  $  --     0.00%    $   --    0.00%    $  --     0.00%   $    --    0.00%   $    --   0.00%
Collateral mortgage
 obligations............     --     0.00%        --    0.00%       --     0.00%        --    0.00%        --   0.00%
Mortgage-backed
 securities.............   6,304    6.78%      5,221   6.79%     3,396    7.69%    134,935   7.27%    149,856  7.24%
Asset-backed
 securitites............     --     0.00%        --    0.00%       --     0.00%     42,118   6.96%     42,118  6.96%
Other bonds and short
 term obligations.......     100    5.15%        --    0.00%       100    8.40%        --    0.00%        200  6.78%
                          ------             -------            ------            --------           --------
 Total debt securities..  $6,404    6.75%    $ 5,221   6.79%    $3,496    7.71%   $177,053   7.20%   $192,174  7.18%
 Market Value...........  $6,392             $ 5,205            $3,543            $176,477           $191,617

  As of December 31, 1996, approximately 97.3% of mortgage-backed securities available for sale and 62.5% of mortgage-backed securities held to maturity were adjustable rate.

LENDING ACTIVITIES

  Gross loans comprised $625.0 million or 46.3% of total assets at December 31, 1996, compared to $573.1 million or 53.5% of total assets at December 31, 1995. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at December 31, 1996, 1995, 1994, 1993, and 1992, respectively.

                                                DECEMBER 31,
                         -------------------------------------------------------------
                                1996                 1995                 1994
                         -------------------- -------------------- -------------------
                                   PERCENT OF           PERCENT OF          PERCENT OF
                          AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT    TOTAL
                         --------  ---------- --------  ---------- -------- ----------
                                           (DOLLARS IN THOUSANDS)
Residential real estate
 loans.................. $242,410     38.79%  $263,551     45.99%  $257,623    50.17%
Commercial real estate
 loans..................  118,442     18.95%   118,005     20.59%   122,091    23.78%
Commercial loans........  155,808     24.93%   117,674     20.53%    80,296    15.64%
Home equity loans.......  104,206     16.67%    67,657     11.81%    46,593     9.07%
Consumer loans..........    4,132      0.66%     6,196      1.08%     6,883     1.34%
                         --------    ------   --------    ------   --------   ------
    Total loans
     receivable, gross..  624,998    100.00%   573,083    100.00%   513,486   100.00%
                         --------    ------   --------    ------   --------   ------
Less:
  Unearned income and
   fees.................   (1,196)                (566)                  60
  Allowance for loan
   losses...............   15,597               14,986               15,844
                         --------             --------             --------
    Total loans
     receivable, net.... $610,597             $558,663             $497,582
                         ========             ========             ========

                                                      DECEMBER 31,
                                         ---------------------------------------
                                                1993                1992
                                         ------------------- -------------------
                                                  PERCENT OF          PERCENT OF
                                          AMOUNT    TOTAL     AMOUNT    TOTAL
                                         -------- ---------- -------- ----------
                                                 (DOLLARS IN THOUSANDS)
Residential real estate loans........... $264,011    41.21%  $299,705    41.78%
Commercial real estate loans............  227,313    35.49%   241,540    33.67%
Commercial loans........................  110,630    17.27%   125,923    17.56%
Home equity loans.......................   26,819     4.19%    26,469     3.69%
Consumer loans..........................   11,801     1.84%    23,664     3.30%
                                         --------   ------   --------   ------
    Total loans receivable, gross.......  640,574   100.00%   717,301   100.00%
                                         --------   ------   --------   ------
Less:
  Unearned income and fees..............      940               2,069
  Allowance for loan losses.............   18,367              12,176
                                         --------            --------
    Total loans receivable, net......... $621,267            $703,056
                                         ========            ========

MATURITY OF LOAN PORTFOLIO

  The following table sets forth the Company's loan portfolio, before allowance for loan losses and unearned discounts, based on contractual maturities. The table does not consider prepayment assumptions. Principal amortization is included based on scheduled payments. Demand loans, and loans having no stated schedule of repayment and no stated maturity are reported as due within one year. Actual maturities may be significantly shorter due to changes in interest rates and economic conditions.

                                                  DECEMBER 31, 1996
                                       -----------------------------------------
                                       LESS THAN     1 YEAR   MORE THAN
                                        1 YEAR     TO 5 YEARS  5 YEARS   TOTAL
                                       ---------   ---------- --------- --------
                                               (DOLLARS IN THOUSANDS)
Fixed rate loans (1):
  Residential real estate.............  $6,820 (2)  $  5,749  $ 26,231  $ 38,800
  Commercial real estate..............    7,881       16,235    12,991    37,107
  Commercial..........................    4,792       24,945    13,636    43,373
  Home equity.........................      948        4,843    10,549    16,340
  Consumer............................    3,580          286       266     4,132
                                        -------     --------  --------  --------
    Total fixed rate loans............   24,021       52,058    63,673   139,752
                                        -------     --------  --------  --------
Adjustable rate loans (1):
  Residential real estate.............    3,657       13,427   186,526   203,610
  Commercial real estate..............   16,191       30,833    34,311    81,335
  Commercial..........................   26,844       40,470    45,121   112,435
  Home equity.........................      247        1,591    86,028    87,866
  Consumer............................      --           --        --        --
                                        -------     --------  --------  --------
    Total adjustable rate loans.......   46,939       86,321   351,986   485,246
                                        -------     --------  --------  --------
    Total amounts due.................  $70,960     $138,379  $415,659  $624,998
                                        =======     ========  ========  ========

--------
(1) Includes non-accrual loans.
(2) Loans held for sale of $5.2 million are included as maturing in less than one year.

DELINQUENCY

  The following table sets forth a summary of the Company's delinquent loans at December 31, 1996, 1995, 1994, 1993, and 1992:

                                                      DECEMBER 31, 1996
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............   38    $1,627     44    $2,773
   Commercial real estate loans..............    1       139      4       731
   Commercial loans..........................    4        11      7       451
   Home equity loans.........................    4        46      6       129
   Consumer loans............................   93        80     65        34
                                               ---    ------    ---    ------
       Total delinquent loans................  140    $1,903    126    $4,118
                                               ===    ======    ===    ======
   Delinquent loans to total gross loans.....           0.30%            0.66%

                                                      DECEMBER 31, 1995
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............    39   $ 2,472     75   $ 3,080
   Commercial real estate loans..............     2       171     19     2,067
   Commercial loans..........................     8       493      3        36
   Home equity loans.........................     5       147      7        71
   Consumer loans............................    24        13     12        14
                                               ----   -------   ----   -------
       Total delinquent loans................    78   $ 3,296    116   $ 5,268
                                               ====   =======   ====   =======
   Delinquent loans to total gross loans.....            0.58%            0.92%
                                                      DECEMBER 31, 1994
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............    24   $   690     63   $ 2,686
   Commercial real estate loans..............     1       129      6     2,150
   Commercial loans..........................     3       203      3       165
   Home equity loans.........................    10       195     16       339
   Consumer loans............................    43        59     30        41
                                               ----   -------   ----   -------
       Total delinquent loans................    81   $ 1,276    118   $ 5,381
                                               ====   =======   ====   =======
   Delinquent loans to total gross loans.....            0.25%            1.05%
                                                      DECEMBER 31, 1993
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............    40   $ 1,406    103   $ 8,296
   Commercial real estate loans..............     5     5,066      8     5,976
   Commercial loans..........................    21       575     34     5,143
   Home equity loans.........................     8       159     20       571
   Consumer loans............................    75        88    151       140
                                               ----   -------   ----   -------
       Total delinquent loans................   149   $ 7,294    316   $20,126
                                               ====   =======   ====   =======
   Delinquent loans to total gross loans.....            1.14%            3.14%
                                                      DECEMBER 31, 1992
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............    59   $ 2,945    103   $ 9,104
   Commercial real estate loans..............    13     5,299     15    19,442
   Commercial loans..........................    37     5,950     64    12,004
   Home equity loans.........................     5       119     11       352
   Consumer loans............................   225       731    242       519
                                               ----   -------   ----   -------
       Total delinquent loans................   339   $15,044    435   $41,421
                                               ====   =======   ====   =======
   Delinquent loans to total gross loans.....            2.10%            5.77%

ALLOWANCE FOR POSSIBLE LOAN LOSSES

  The allowance for possible loan losses reflects an amount that in Management's judgment is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies.

  The Company's loan loss reserve methodology emphasizes an evaluation of non-performing loans and those loans that have been identified as having a higher risk of becoming non-performing loans. The overall analysis is a continuing process that gives consideration to such factors as size and risk characteristics of the loan portfolio, the risk rating of individual credits, general economic conditions, historical delinquency and charge-off experience, the borrowers' financial capabilities and the underlying collateral, including, when appropriate, independent appraisals of real estate properties. In addition, Management periodically reviews the methodology of allocating reserves to the various loan categories based on similar factors.

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

  The allowance for possible loan losses at December 31, 1996 was $15.6 million, compared to $15.0 million at December 31, 1995. The activity in the allowance for possible loan losses for the fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992 is set forth in the following table:

                                 FOR THE YEARS ENDED DECEMBER 31,
                            --------------------------------------------------
                             1996      1995       1994       1993       1992
                            -------   -------   --------   --------   --------
                                      (DOLLARS IN THOUSANDS)
Balance, beginning of
 period...................  $14,986   $15,844   $ 18,367   $ 12,176   $ 11,873
Provision for loan
 losses...................    2,950     4,359     25,742     15,740     13,219
Charge-offs:
  Residential real estate
   loans..................     (880)     (472)    (4,588)    (2,558)    (1,745)
  Commercial real estate
   loans..................   (2,834)   (4,632)   (20,430)    (3,693)    (8,888)
  Commercial loans........     (521)     (705)    (5,729)    (4,161)    (2,328)
  Home equity loans.......     (205)      (51)      (124)      (215)      (145)
  Consumer loans..........     (115)     (208)      (233)      (373)      (339)
                            -------   -------   --------   --------   --------
    Total charge-offs.....   (4,555)   (6,068)   (31,104)   (11,000)   (13,445)
Recoveries:
  Residential real estate
   loans..................      741       --         460        242        222
  Commercial real estate
   loans..................    1,103       379      1,199        558         27
  Commercial loans........      231       301      1,058        566        206
  Home equity loans.......      106        82         79         46         57
  Consumer loans..........       35        89         43         39         17
                            -------   -------   --------   --------   --------
    Total recoveries......    2,216       851      2,839      1,451        529
                            -------   -------   --------   --------   --------
Net charge-offs...........   (2,339)   (5,217)   (28,265)    (9,549)   (12,916)
Balance, end of period....  $15,597   $14,986   $ 15,844   $ 18,367   $ 12,176
                            =======   =======   ========   ========   ========
Ratio of net loan charge-
 offs during the period to
 average loans outstanding
 during the period........    (0.40)%   (0.96)%    (4.94)%    (1.36)%    (1.72)%
Ratio of allowance for
 possible loan losses to
 total loans at the end of
 the period...............     2.50%     2.61%      3.09%      2.87%      1.70%
Ratio of allowance for
 possible loan losses to
 non-performing loans at
 the end of the period....   223.61%   155.71%    106.71%     33.09%     17.51%

  Effective January 1, 1995, the Company adopted No. SFAS 114, "Accounting by Creditors for Impairment of a Loan." At December 31, 1996, the recorded investment in loans that are considered impaired under SFAS No. 114 was $6.6 million. Included in this amount is $1.4 million of impaired loans for which the related SFAS 114 allowance is $33 thousand and $5.2 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $8.2 million. For the year ended December 31, 1996, the Company recognized interest income on these impaired loans of $0.3 million.

  The following table shows the allocation of the allowance for loan losses to various types of loans.

                                                               DECEMBER 31,
                         -----------------------------------------------------------------------------------------
                               1996              1995              1994              1993              1992
                         ----------------- ----------------- ----------------- ----------------- -----------------
                                   % OF              % OF              % OF              % OF              % OF
                                   TOTAL             TOTAL             TOTAL             TOTAL             TOTAL
                                 ALLOWANCE         ALLOWANCE         ALLOWANCE         ALLOWANCE         ALLOWANCE
                                    FOR               FOR               FOR               FOR               FOR
                                   LOAN              LOAN              LOAN              LOAN              LOAN
                         AMOUNT   LOSSES   AMOUNT   LOSSES   AMOUNT   LOSSES   AMOUNT   LOSSES   AMOUNT   LOSSES
                         ------- --------- ------- --------- ------- --------- ------- --------- ------- ---------
                                                          (DOLLARS IN THOUSANDS)
Residential real estate
 loans.................. $ 1,540    9.87%  $ 1,881   12.55%  $ 4,377   27.63%  $ 1,949   10.61%  $ 1,506   12.37%
Commercial real estate
 loans..................   5,808   37.24%    6,784   45.27%    7,240   45.69%   10,568   57.54%    6,978   57.31%
Commercial loans........   6,711   43.03%    5,480   36.57%    3,101   19.57%    5,605   30.52%    3,376   27.73%
Home equity loans.......   1,207    7.74%      672    4.48%      906    5.72%      120    0.65%      134    1.10%
Consumer loans..........     331    2.12%      169    1.13%      220    1.39%      125    0.68%      182    1.49%
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
 Total allowance for
  loan losses........... $15,597  100.00%  $14,986  100.00%  $15,844  100.00%  $18,367  100.00%  $12,176  100.00%
                         =======  =======  =======  =======  =======  =======  =======  =======  =======  =======

DEPOSIT DISTRIBUTION

  The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at December 31, 1996. The Company's deposits consist of demand and NOW accounts, passbook and statement savings accounts, money market accounts and time deposit accounts.

  Total deposits were $969.5 million at December 31, 1996 compared to $885.4 million at December 31, 1995, an increase of $84.1 million. This growth occurred primarily in demand deposits, savings accounts, and time deposits. From December 31, 1995 to December 31, 1996, the Company's demand and savings account balances increased by approximately $38.9 million, with the greatest proportion of growth in demand deposit accounts. This increase is attributed to customers continuing to take advantage of free savings and checking accounts offered by the Company in connection with its consumer deposit strategy to attract and retain core deposits, which should provide the Company with a lower cost source of funds. Also contributing to the growth of demand deposit balances is an increase in business checking accounts of $13.1 million resulting from the Company's focus on small business banking. From December 31, 1995 to December 31, 1996, the Company's time deposit balances have increased $38.4 million, largely attributable to the introduction of new CD products.

  The following table sets forth the distribution of the Company's deposit accounts for each of the three years ended December 31, 1996, 1995 and 1994.

                                              DECEMBER 31,
                          -----------------------------------------------------
                                1996              1995              1994
                          ----------------- ----------------- -----------------
                                   PERCENT           PERCENT           PERCENT
                           AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT  OF TOTAL
                          -------- -------- -------- -------- -------- --------
Demand deposits.......... $100,527  10.37%  $ 71,539   8.08%  $ 51,932   6.08%
NOW accounts.............   57,980   5.98%    57,271   6.47%    56,297   6.59%
Savings accounts.........  195,418  20.16%   185,555  20.96%   184,513  21.62%
Money market accounts....  209,523  21.61%   203,313  22.96%   235,168  27.55%
Time deposits............  406,069  41.88%   367,708  41.53%   325,723  38.16%
                          -------- -------  -------- -------  -------- -------
    Total deposits....... $969,517 100.00%  $885,386 100.00%  $853,633 100.00%
                          ======== =======  ======== =======  ======== =======

  The Company does not actively solicit time deposit accounts in excess of $100,000. The following table sets forth the remaining contractual maturities of the Company's time deposit portfolio in amounts greater than $100,000 at December 31, 1996.

                                                               DECEMBER 31, 1996
                                                               -----------------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
       Three months or less...................................      $26,788
       Over three through six months..........................       10,547
       Over six through 12 months.............................        9,668
       Over 12 months.........................................        5,560
                                                                    -------
           Total..............................................      $52,563
                                                                    =======

BORROWINGS

  Deposits are the primary source of funds for the Company. However, the Company is able to borrow from the Federal Home Loan Bank ("FHLB") of Boston and can enter into repurchase agreements. At December 31, 1996, the Company's total outstanding FHLB advances and repurchase agreements were $68.5 million and $176.6 million, respectively.

COMPETITION

  Vigorous competition exists in all areas in which the Company engages in business. The Company faces intense competition in its market areas from major banking and financial institutions, including many which have substantially greater resources or market presence than the Company. Competitors of the Company include commercial banks, savings banks, mutual funds, insurance companies, finance companies, credit unions and mortgage companies.

SUPERVISION AND REGULATION

  The Company is a Massachusetts corporation and is a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Company is also subject to the jurisdiction of the Massachusetts Commissioner of Banks. As a bank holding company, the Company's activities are limited to the business of banking and activities closely related or incidental to banking. The Company may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

  The Bank is a Massachusetts chartered savings bank subject to regulation and supervision by the FDIC and Massachusetts Commissioner of Banks. Further, as a member of Federal Home Loan Bank of Boston, the Bank must maintain certain levels of liquidity and have collateral available to support borrowings, if required.

  The Company is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various federal and state consumer laws and regulations also affect the operations of the Company.

  The federal and state regulatory authorities have broad enforcement powers over depository institutions, including the power to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies including the power to impose substantial fines and other civil and criminal penalties.

REGULATORY RESTRICTIONS ON DIVIDENDS

  The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The Company's principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements.

  Massachusetts law generally provides that institutions such as the Bank may pay cash dividends to stockholders from their undistributed earnings. The Bank cannot declare or pay any dividend, however, which would reduce its capital below (i) the amount required to be maintained by federal and state laws and regulations, or (ii) the amount in the Bank's liquidation account established in connection with the Conversion.

  The payment of dividends on common and preferred stock by a bank holding company and its bank subsidiaries may also be limited by other factors, including applicable regulatory capital requirements and broad enforcement powers of the federal bank regulatory agencies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

CAPITAL REQUIREMENTS

  The Company and Bank are required to maintain regulatory capital as follows:
(i) Tier 1 capital of at least 4 percent of risk-weighted assets (including off-balance sheet items); (ii) Total capital of at least 8 percent of risk-weighted assets and (iii) Tier 1 capital of at least 4 percent of adjusted quarterly average total assets. The capital ratios for the Company and Bank are set forth in footnote 22 "Regulatory Capital" in the Notes to the Financial Statements. Failure to meet applicable capital requirements could subject a bank holding company or its subsidiary depository institutions to various enforcement actions, including substantial restrictions on its operations and activities, dividend limitations, issuance of a directive to increase capital and, for a depository institution, termination of deposit insurance and the appointment of a conservator or receiver.

PROMPT CORRECTIVE ACTION

  FDICIA requires the federal banking regulators to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercap-italized". Under regulations a "well capitalized" institution has a total capital to total risk-weighted assets ratio of at least ten percent, a Tier 1 capital to total risk-weighted assets ratio of a least six percent, a leverage ratio of at least five percent and is not subject to any written order, agreement or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least eight percent, a Tier 1 capital to total risk-weighted assets ratio of at least four percent, and a leverage ratio of at least four percent (three percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized". An "undercapitalized" institution fails to meet one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than six percent, a Tier 1 capital to total risk-weighted assets ratio of less than three percent, and a Tier 1 leverage ratio of less than three percent. A "critically undercapitalized" institution has a ratio of tangible equity to assets of two percent or less. Under certain circumstances, a "well capitalized", "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest category.

  A bank generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the bank, with an appropriate federal banking regulator within 45 days of the date that the bank receives notice or is deemed to have notice that it may become an "undercapitalized" institution. Immediately upon becoming undercapitalized, a bank would become subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such bank. The Company and Bank had capital levels which qualified the Bank as a "well-capitalized" institution under the applicable FDIC prompt corrective action regulations at December 31, 1996. For more detail as to the capital requirements for the Company, please see footnote 22 "Regulatory Capital" in the Notes to the Financial Statements.

EMPLOYEES

  As of December 31, 1996, the Company employed 460 persons (full-time equivalent).

ITEM 2: PROPERTIES

  The Company conducts its business from its main office and other properties listed below, all of which are considered to be in good condition and adequate for the purposes for which they are used. The Company also serves customers through three (3) off-site SISTEM24 Automated Teller Machines ("ATM") which are on leased parcels and through its affiliation with the "NYCE"(C) and CIRRUS ATM(C) networks. The following table sets forth certain information relating to bank premises owned or used by the Company in conducting its business:

                                                                    OWN/LEASE
     LOCATION                                                    EXPIRATION DATE
     --------                                                    ---------------
     BANKING OFFICES
     40 Springfield Street, Agawam..............................       Own
     11 Amity Street, Amherst...................................   Lease/2006
     693 Memorial Drive, Chicopee...............................       Own
     153 Meadow Street, Chicopee................................       Own
     465 North Main Street, East Longmeadow.....................   Lease/2010
     1360 Carew Street, East Springfield........................   Lease/2004
     50 Holyoke Street, Holyoke.................................   Lease/2001
     724 Bliss Road, Longmeadow.................................   Lease/2002
     52 East Street, Ludlow.....................................   Lease/2002
     175 Main Street, Northampton...............................       Own
     501 Newton Street, South Hadley............................   Lease/2003
     412 Boston Road, Springfield...............................       Own
     1800 Boston Road, Springfield..............................       Own
     619 Chestnut Street, Springfield...........................       Own
     300 Cooley Street, Springfield.............................   Lease/2001
     441 Cooley Street, Springfield.............................       Own
     561 Sumner Avenue, Springfield.............................       Own
     1441 Main Street, Springfield..............................       Own
     807 Wilbraham Road, Springfield............................   Lease/1998
     958 State Street, Springfield..............................    No Lease
     968 Riverdale Road, West Springfield.......................   Lease/2006
     1425 Westfield Street, West Springfield....................   Lease/2002
     60 Main Street, Westfield..................................       Own

ITEM 3: LEGAL PROCEEDINGS

  The Company is not involved in any pending litigation other than routine legal proceedings occurring in the ordinary course of business. While the legal responsibility and financial impact with respect to such litigation cannot presently be ascertained, the Company does not anticipate that any of these matters will result in the payment by the Company of damages, that, in the aggregate, would be material in relation to the consolidated financial position or operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5: MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  (a) The Company's Common Stock is traded on the NASDAQ National Market system ("NASDAQ") under the symbol "SISB". The following table sets forth the high and low last sale prices of the Common Stock or, prior to the Reorganization, the common stock of the Bank as reported by NASDAQ.

                                                                  HIGH     LOW
                                                                -------- -------
     1995
       First Quarter (1)....................................... $11 1/16 $ 9 5/8
       Second Quarter.......................................... $13 1/16 $10 7/8
       Third Quarter........................................... $16      $12 7/8
       Fourth Quarter.......................................... $17 1/8  $14 5/8
     1996
       First Quarter........................................... $18 3/4  $16 1/4
       Second Quarter (2)...................................... $18 5/8  $16 3/4
       Third Quarter........................................... $23 5/8  $17 1/2
       Fourth Quarter.......................................... $24 1/2  $22 1/8

--------
(1) The Springfield Institution for Savings ("Bank") was a mutual bank in 1994 and converted to a stockholder owned savings bank on February 7, 1995, when trading commenced on NASDAQ.
(2) On June 21, 1996, the Company, acquired 100% of the outstanding shares of the Bank's common stock, par value $1.00 per share, in a 1:1 exchange for shares of the Company's common stock, par value $.01 per share. Upon the effectiveness of such share-for-share exchange on June 21, 1996, the Bank became a wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company.

  (b) As of February 28, 1997, the most recent practicable date, the closing sale price of the Company's Common Stock, as reported by NASDAQ, was $26 1/2 per share. As of February 28, 1997, the most recent practicable date, the Company had 1,136 holders of record of the Company's Common Stock. The figure does not reflect beneficial ownership of shares held in nominee names.

  (c) The Company announced its first quarterly cash dividend on January 23, 1997 of $0.12 per share to holders as of February 3, 1997 and payable on February 20, 1997.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED BALANCE SHEET DATA:

                                                DECEMBER 31,
                             --------------------------------------------------
                                1996       1995      1994     1993      1992
                             ---------- ---------- -------- -------- ----------
                                           (DOLLARS IN THOUSANDS)
Total assets...............  $1,348,612 $1,070,978 $920,689 $969,904 $1,002,513
Investment securities......     641,497    419,777  319,564  231,565    156,279
Loans receivable, gross....     624,998    573,083  513,486  640,574    717,301
Allowance for possible loan
 losses....................      15,597     14,986   15,844   18,367     12,176
Investments in real estate
 and real estate
 partnerships..............       2,757      6,092    6,699    9,939     13,219
Deposits...................     969,517    885,386  853,633  874,906    898,050
Borrowings.................     247,896     78,071    2,392    6,063      6,240
Total stockholders'
 equity....................     101,917     81,469   28,503   58,531     72,762
Asset Quality:
  Non-accruing loans.......       6,547      9,037   14,472   52,308     63,865
  Loans past due 90 days
   and still accruing......         428        587      376    3,205      5,679
                             ---------- ---------- -------- -------- ----------
    Total non-performing
     loans.................       6,975      9,624   14,848   55,513     69,544
  Foreclosed real estate,
   net.....................         381      1,529    4,951   25,085     52,757
  Restructured loans on
   accrual status (1)......         198      2,732    6,114   15,845      1,544
                             ---------- ---------- -------- -------- ----------
    Total non-performing
     assets................  $    7,554 $   13,885 $ 25,913 $ 96,443 $  123,845
                             ========== ========== ======== ======== ==========

--------
(1) Restructured loans are loans for which concessions, including reduction of interest rates or deferral of interest or principal payments, have been granted to acknowledge changes in the borrower's financial condition or changes in the underlying cash flows of the loan's collateral. Restructured loans on non-accrual status are reported in the non-accrual loan category. Restructured loans on accrual status are those that have complied with the terms of a restructuring agreement for a satisfactory period (generally six months).

SELECTED OPERATING DATA:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                ----------------------------------------------
                                 1996     1995      1994      1993      1992
                                -------  -------  --------  --------  --------
                                          (DOLLARS IN THOUSANDS)
Interest and dividend income..  $84,277  $69,916  $ 57,913  $ 63,174  $ 72,187
Interest expense..............   41,173   32,556    23,792    27,175    36,537
                                -------  -------  --------  --------  --------
Net interest and dividend
 income.......................   43,104   37,360    34,121    35,999    35,650
Less: provision for possible
 loan losses..................    2,950    4,359    25,742    15,740    13,219
                                -------  -------  --------  --------  --------
Net interest and dividend
 income after provision for
 possible loan losses.........   40,154   33,001     8,379    20,259    22,431
Noninterest income:
  Net gain (loss) on sale of
   loans and securities.......      860     (643)     (553)    2,351     1,612
  Loan fees...................    3,259    3,221     3,213     3,776     3,822
  Deposit fees................    6,236    5,191     4,122     4,337     4,038
  Other fees..................    1,115      355     1,547     1,207       954
                                -------  -------  --------  --------  --------
      Total noninterest
       income.................   11,470    8,124     8,329    11,671    10,426
Noninterest expense:
  Operating expenses:
    Salaries and employee
     benefits.................   17,839   15,961    16,808    16,583    13,927
    Occupancy expense of bank
     premises, net............    3,291    3,459     3,410     3,502     3,575
    Furniture and equipment
     expense..................    2,240    1,943     1,830     1,696     1,929
    Other operating expenses..   14,199   13,768    15,109    13,442    11,274
                                -------  -------  --------  --------  --------
      Total operating
       expenses...............   37,569   35,131    37,157    35,223    30,705
  Foreclosed real estate
   expenses...................      440      521     5,470    11,734    13,272
  Net (income) expense of real
   estate operations..........     (272)    (227)      988     2,632     1,077
                                -------  -------  --------  --------  --------
      Total noninterest
       expense................   37,737   35,425    43,615    49,589    45,054
                                -------  -------  --------  --------  --------
Income (loss) before income
 taxes and cumulative effect
 of change in accounting
 principle....................   13,887    5,700   (26,907)  (17,659)  (12,197)
Income tax benefit............   (4,273)  (5,759)      --     (3,384)   (3,228)
                                -------  -------  --------  --------  --------
Income (loss) before
 cumulative effect of change
 in accounting principle......   18,160   11,459   (26,907)  (14,275)   (8,969)
Cumulative effect of change in
 accounting principle (1).....      --       --        --        --      1,295
                                -------  -------  --------  --------  --------
      Net income (loss).......  $18,160  $11,459  $(26,907) $(14,275) $(10,264)
                                =======  =======  ========  ========  ========

--------
(1) Results from the January 1, 1992 adoption of SFAS No. 109, "Accounting for Income Taxes."

SELECTED FINANCIAL RATIOS AND OTHER DATA:

                             AT OR FOR THE YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------
                            1996       1995       1994       1993       1992
                          --------   --------   --------   --------   --------
PERFORMANCE RATIOS: (1)
Return on average
 assets.................      1.52%      1.16%     (2.88)%    (1.46)%    (1.01)%
Return on average
 equity.................     20.91%     17.25%    (63.55)%   (20.85)%   (13.24)%
Net interest
 income/spread (2)......      3.37%      3.59%      3.72%      4.06%      3.92%
Net interest margin
 (3)....................      3.85%      4.00%      3.90%      4.13%      3.97%
Efficiency ratio (4)....     69.94%     76.16%     86.41%     77.72%     69.06%
Operating expenses to
 average assets.........      3.15%      3.55%      3.98%      3.60%      3.02%
Ratio of net loan
 charge-offs to average
 loans outstanding......     (0.40)%    (0.96)%    (4.94)%    (1.36)%    (1.72)%
ASSET QUALITY RATIOS:
Non-performing loans to
 total gross loans......      1.12%      1.68%      2.89%      8.67%      9.70%
Non-performing assets to
 total assets...........      0.56%      1.30%      2.81%      9.94%     12.35%
Allowance for possible
 loan losses to non-
 performing loans.......    223.61%    155.71%    106.71%     33.09%     17.51%
Allowance for possible
 loan losses to total
 gross loans............      2.50%      2.61%      3.09%      2.87%      1.70%
CAPITAL RATIOS:
Equity to total assets..      7.56%      7.61%      3.10%      6.03%      7.26%
Tier 1 leverage capital
 ratio..................      7.41%      7.57%      3.43%      6.02%      7.28%
Tier 1 risk-based
 capital ratio..........     12.79%     12.52%      6.07%      8.47%     10.13%
Total risk-based capital
 ratio..................     14.05%     13.77%      7.32%      9.72%     11.38%
OTHER DATA:
Number of deposit
 accounts...............   230,508    193,795    156,524    147,835    144,118
Residential loan
 originations ($000s)...  $ 95,445   $107,045   $176,355   $380,202   $392,045
Loans serviced for
 others ($000s).........  $792,376   $880,558   $935,066   $911,028   $792,243
Number of full time
 equivalent employees...       460        410        463        533        530
FACILITIES:
Full-service customer
 service facilities.....        23         20         19         19         20
Mortgage origination
 offices................       --         --           2          2          2

--------
(1) With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods and are annualized where appropriate.
(2) Interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do include noninterest bearing demand accounts).
(3) Net interest margin represents the net interest income as a percent of average interest-earning assets, including the average daily balance amount of non-performing loans.
(4) The efficiency ratio represents operating expenses as a percentage of net interest income and noninterest income, excluding gains/(losses) on sales of loans and securities.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, which are included in
Item 8 of this report.

FINANCIAL CONDITION

 BALANCE SHEET CHANGES

  Total assets of $1.35 billion at December 31, 1996 increased $277.6 million or 25.9% from $1.07 billion at December 31, 1995. This growth in total assets occurred primarily in commercial and home equity loans and the investment portfolio and was funded by an increase in deposits and borrowings.

  Commercial loans totaled $155.8 million as of December 31, 1996 compared to $117.7 million as of December 31, 1995, an increase of $38.1 million or 32.4%. This increase reflects the Company's continued focus on lending activities in the local business market. Home equity loan balances grew from $67.7 million as of December 31, 1995 to $104.2 million as of December 31, 1996, an increase of $36.5 million or 54.0%. This increase is the result of the Company's consumer strategy and the active promotion of this product. Investments increased $221.7 million to a total of $641.5 million as of December 31, 1996 from the $419.8 million reported one year earlier.

  Total deposits were $969.5 million as of December 31, 1996 compared to $885.4 million as of December 31, 1995, an increase of $84.1 million or 9.5%. During this period, the Company continued to focus on increasing its share of primary deposit relationships. Demand deposits and savings accounts increased $29.0 million and $9.9 million, respectively, as customers continued to take advantage of the Company's consumer deposit strategy to attract and retain core deposits. Time deposit balances increased $38.4 million or 10.4% primarily due to the introduction of new CD products.

 ASSET QUALITY/NON-PERFORMING ASSETS

  Non-performing assets declined $6.3 million from $13.9 million at December 31, 1995 to $7.6 million at December 31, 1996. Non-performing asset balances have declined significantly since December 31, 1992 as a result of the accelerated disposition program initiated by the Company in 1994, as well as an improvement in economic conditions. The following table sets forth information regarding the components of non-performing assets for the periods presented.

                                            DECEMBER 31,
                               -------------------------------------------
                                1996    1995     1994     1993      1992
                               ------  -------  -------  -------  --------
                                         (DOLLARS IN THOUSANDS)
Non-accrual loans (1):
  Residential real estate
   loans.....................  $1,287  $ 2,553  $ 2,651  $ 6,112  $  7,259
  Commercial real estate
   loans.....................   4,428    5,745   10,003   32,569    37,625
  Commercial loans...........     674      638    1,492   13,489    18,699
  Home equity loans..........     157       90      289      --        --
  Consumer loans.............       1       11       37      138       282
                               ------  -------  -------  -------  --------
    Total non-accrual loans..   6,547    9,037   14,472   52,308    63,865
                               ------  -------  -------  -------  --------
Loans past due 90 days still
 accruing (2)................     428      587      376    3,205     5,679
                               ------  -------  -------  -------  --------
    Total non-performing
     loans...................   6,975    9,624   14,848   55,513    69,544
Foreclosed real estate (3)...     381    1,529    4,951   25,085    52,757
Restructured loans on accrual
 status (4)..................     198    2,732    6,114   15,845     1,544
                               ------  -------  -------  -------  --------
    Total non-performing
     assets..................  $7,554  $13,885  $25,913  $96,443  $123,845
                               ======  =======  =======  =======  ========
Total non-performing loans to
 total gross loans...........    1.12%    1.68%    2.89%    8.67%     9.70%
Total non-performing assets
 to total assets.............    0.56%    1.30%    2.81%    9.94%    12.35%
Allowance for possible losses
 to non-performing loans.....  223.61%  155.71%  106.71%   33.09%    17.51%

--------
(1) Non-accrual loans are loans that are contractually past due in excess of 90 days, for which the Company has stopped the accrual of interest, or loans which are not past due but on which the Company has stopped the accrual of interest based on management's assessment of the circumstances surrounding these loans.
(2) Accruing loans past due 90 days or more are loans which have not been placed on non-accrual status as, in management's opinion, the collection of the loan and contractual interest, in full, is not in doubt.
(3) Foreclosed real estate includes OREO, defined as real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure. The Company carries foreclosed real estate at net realizable value, which approximates fair value less estimated selling costs.
(4) Restructured loans are loans for which concessions, including reduction of interest rates or deferral of interest or principal payments have been granted due to the borrower's financial condition. Restructured loans on non-accrual status are reported in the non-accrual loan category. Restructured loans on accrual status are those loans that have complied with terms of a restructuring agreement for a satisfactory period (generally six months).

LIQUIDITY

  Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customer credit needs.

  The Company's principal sources of funds are deposits, advances from the FHLB of Boston, repurchase agreements, repayments and maturities on loans and securities, proceeds from the sale of securities in the available-for-sale portfolio, and funds provided by operations. While scheduled loan and security amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions and the general level of interest rates and competition. The Company utilizes particular sources of funds based on comparative costs and availability. The Company generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, will supplement deposits with longer term and/or less expensive alternative sources of funds such as advances from the FHLB and repurchase agreements.

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

  The Company's ongoing principal use of capital resources remains the origination of single-family residential mortgage loans, commercial real estate loans, commercial loans, and home equity loans secured by residential real estate as well as the purchase of investment securities. Management intends to continue seeking opportunities for expansion and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.

CAPITAL RESOURCES/REGULATORY CAPITAL

  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 1996, the Bank is considered well capitalized under the quantitative measures established by its regulators. The Company's current capital position and its regulatory requirements are discussed in greater detail in footnote 22 "Regulatory Capital" in the Notes to the Financial Statements.

INTEREST RATE RISK MANAGEMENT

  The operations of the Company are subject to the risk of interest rate fluctuations to the extent that there is a substantial difference in the amount of the Company's assets and liabilities that reprice or mature within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and an unfavorable impact in periods of falling interest rates. A liability-sensitive position would generally imply an unfavorable impact on net interest income in periods of rising interest rates and a favorable impact in periods of falling interest rates.

  The objective of the Company's interest rate risk management process is to identify, manage, and control its interest rate risk within established limits in order to produce consistent earnings that are not contingent upon favorable trends in interest rates. This is attained by monitoring the levels of interest rates, the relationships between the rates earned on assets and the rates paid on liabilities, the absolute amount of assets and liabilities which reprice or mature over similar periods, and the effect of all of these factors on the estimated level of net interest income.

  There are a number of industry standards used to measure a financial institution's interest rate risk position. Most common among these is the one-year gap which is the difference between assets and liabilities that will mature or reprice within one year expressed as a percentage of total assets. Using Management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was liability sensitive by $7.5 million or 0.56% of total assets at December 31, 1996. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation not only considers the impact of changing market interest rates on forecasted net interest income, but also takes into consideration other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences, and general market conditions.

  The following table sets forth the amounts of assets and liabilities outstanding at December 31, 1996, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to Management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable; however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes assumptions used in evaluating the Company's interest rate sensitivity.

                                               GAP POSITION
                                           AT DECEMBER 31, 1996
                          ----------------------------------------------------------
                                      MORE THAN SIX
                          LESS THAN    MONTHS LESS     1-
                          SIX MONTHS  THAN ONE YEAR 5 YEARS    OVER 5 YRS   TOTAL
                          ----------  ------------- --------   ---------- ----------
                                          (DOLLARS IN THOUSANDS)
Assets:
  Federal funds sold and
   interest bearing
   deposits.............   $ 10,045     $    --     $    --     $    --   $   10,045
  Investment
   securities...........    307,972      154,634     147,533      31,358     641,497
  Residential real
   estate loans.........     77,668       53,187      98,181      12,416     241,452
  Commercial real estate
   loans................     37,841       12,573      56,603       7,007     114,024
  Commercial loans......     63,914       11,698      72,571       7,228     155,411
  Home equity loans.....     82,978        1,148      13,055       7,495     104,676
  Consumer loans........      3,466           74         283         261       4,084
  Other assets..........        --           --          --       77,423      77,423
                           --------     --------    --------    --------  ----------
    Total assets........   $583,884     $233,314    $388,226    $143,188  $1,348,612
                           ========     ========    ========    ========  ==========
Liabilities &
 stockholders' equity:
  Savings accounts......   $ 29,312     $ 29,312    $136,794    $    --   $  195,418
  NOW accounts..........      8,698        8,698      40,584         --       57,980
  Money market
   accounts.............     62,856       62,856      83,811         --      209,523
  Time deposits.........    240,118      103,083      62,868         --      406,069
  Borrowed funds........    223,061       16,641       1,312       6,882     247,896
  Other liabilities &
   stockholders'
   equity...............     20,050       20,050      60,152     131,474     231,726
                           ========     ========    ========    ========  ==========
    Total liabilities &
     stockholders'
     equity.............   $584,095     $240,640    $385,521    $138,356  $1,348,612
                           ========     ========    ========    ========  ==========
Period GAP position.....   $   (211)    $ (7,326)   $  2,705    $  4,832
Net period GAP as a per-
 centage of total as-
 sets...................      (0.02)%      (0.54)%      0.20%       0.36%
Cumulative GAP..........   $   (211)    $ (7,537)   $ (4,832)        --
Cumulative GAP as a per-
 centage of total as-
 sets...................      (0.02)%      (0.56)%     (0.36)%       --

  For purposes of the above interest sensitivity analysis:

    Residential loans held for sale at December 31, 1996 totaling $5.2 million are in the less than six month interest sensitivity period.

    Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by their next repricing date. In both cases, assets that have prepayment optionality are adjusted for the Company's estimate of prepayments.

    Loans do not include non-accrual loans of $6.5 million.

    Loans do not include the allowance for loan loss of $15.6 million.

    In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current interest rate environment and the Company's historical experience. Management reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.

    --Savings accounts are assumed to decay at an annual rate of 30%.

    --NOW accounts are assumed to decay at an annual rate of 30%.

    --Money market accounts are assumed to decay at an annual rate of 60%.

    --Noninterest bearing accounts of $100.5 million are included in other liabilities and are assumed to decay at an annual rate of 40%.

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

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

 GENERAL

  For the year ended December 31, 1996 the Company reported net income of $18.2 million, or $3.26 per share fully diluted, as compared to net income of $11.5 million, or $2.19 per share fully diluted, for the year ended December 31, 1995. The financial results for 1996 and 1995 were favorably affected by nonrecurring tax events totaling $8.0 million and $6.0 million, respectively. The Company also experienced improved results in core earnings primarily attributed to increased net interest income and noninterest income as well as lower provisions for possible loan losses, partially offset by higher operating expenses.

 NET INTEREST INCOME

  Net interest income represents the difference between income earned on interest-earning assets and expense on interest-bearing liabilities. Net interest income is affected by the mix and volume of assets and liabilities, and the movement and level of interest rates.

  The following table sets forth, for the periods indicated, average balances, interest income and expense, and yields earned or rates paid on the major categories of assets and liabilities. Non-accrual loans have been included in the appropriate average balance loan category, but unpaid interest on non-accrual loans has not been included for purposes of determining interest income. In addition, investment securities available for sale are reflected at amortized cost.

                                       FOR THE YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------
                                       1996                           1995
                          ------------------------------- -----------------------------
                           AVERAGE              AVERAGE   AVERAGE             AVERAGE
                           BALANCE    INTEREST YIELD/COST BALANCE   INTEREST YIELD/COST
                          ----------  -------- ---------- --------  -------- ----------
                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Fed funds sold and in-
 terest-bearing depos-
 its....................  $   10,573  $   569     5.29%   $ 22,294  $ 1,316     5.82%
Investment securities
 held to maturity.......     188,224   12,833     6.82%    183,139   10,849     5.92%
Investment securities
 available for sale.....     337,085   22,218     6.59%    184,551   12,214     6.62%
Residential real estate
 loans..................     245,680   19,397     7.90%    266,276   20,970     7.88%
Commercial real estate
 loans..................     119,152   10,132     8.50%    116,957    9,671     8.27%
Commercial loans........     131,256   11,595     8.69%     96,246    9,050     9.27%
Home equity loans.......      82,960    6,927     8.35%     57,943    5,306     9.16%
Consumer loans..........       5,656      606    10.71%      6,482      540     8.33%
                          ----------  -------    -----    --------  -------     ----
    Total interest-earn-
     ing assets.........   1,120,586   84,277     7.52%    933,888   69,916     7.49%
Allowance for loan loss-
 es.....................     (15,391)                      (16,346)
Noninterest-earning as-
 sets...................      85,679                        71,341
                          ----------                      --------
    Total assets........  $1,190,874  $84,277             $988,883  $69,916
                          ==========  =======             ========  =======
INTEREST-BEARING LIABIL-
 ITIES:
Deposits
  Savings accounts......  $  194,593  $ 4,830     2.48%   $185,176  $ 4,616     2.49%
  NOW accounts..........      56,623      640     1.13%     53,955      727     1.35%
  Money market ac-
   counts...............     208,180    6,912     3.32%    212,272    6,945     3.27%
  Time deposit ac-
   counts...............     381,642   20,256     5.31%    349,950   18,136     5.18%
                          ----------  -------    -----    --------  -------     ----
Total deposits..........     841,038   32,638     3.88%    801,353   30,424     3.80%
Borrowed funds..........     150,919    8,535     5.56%     34,457    2,132     6.10%
                          ----------  -------    -----    --------  -------     ----
Total interest-bearing
 liabilities............     991,957   41,173     4.15%    835,810   32,556     3.90%
Noninterest-bearing lia-
 bilities...............     112,057                        86,632
                          ----------                      --------
    Total liabilities...   1,104,014                       922,442
Total stockholders' eq-
 uity...................      86,860                        66,441
                          ----------                      --------
    Total liabilities
     and stockholders'
     equity.............  $1,190,874  $41,173             $988,883  $32,556
                          ==========  =======             ========  =======
Net interest
 income/spread..........              $43,104     3.37%             $37,360     3.59%
                                      =======    =====              =======     ====
Net interest margin as a
 % of interest-earning
 assets.................                          3.85%                         4.00%
                                                 =====                          ====

  Net interest income increased $5.7 million or 15.4% for the year ended December 31, 1996 versus the same period last year. This increase was the result of a $186.7 million increase in interest-earning assets partially offset by a 15 basis point decrease in net interest margin.

  Total interest income was $84.3 million for the year ended December 31, 1996, an increase of $14.4 million or 21.0%. This increase is primarily attributable to higher levels of interest-earning assets. Average interest-earning assets totaled $1.12 billion for the year ended December 31, 1996 compared to $933.9 million for the year ended December 31, 1995, an increase of $186.7 million or 20.0%. Average investments increased $157.6 million and were funded by higher deposit levels and borrowed funds. Average loans increased $40.8 million as the Company continued to focus on the commercial and home equity market segments, which grew by $35.0 million or 36.4% and $25.0 million or 43.2%, respectively. Residential real estate loan balances declined $20.6 million or 7.7%, reflecting significant refinancing activity to fixed rate products during the first quarter of 1996, as well as a decline in production for adjustable rate mortgage products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

  Total interest expense was $41.2 million for the year ended December 31, 1996 compared to $32.6 million for the same period in 1995, an increase of $8.6 million or 26.5%. This increase is primarily attributable to increases in interest-bearing deposits and the use of borrowed funds. Interest-bearing deposits totaled $841.0 million for the year ended December 31, 1996 compared to $801.4 million for the same period in 1995, an increase of $39.6 million or 5.0%. This growth occurred primarily in time deposits, which increased $31.7 million largely attributable to the introduction of new CD products. Borrowed funds averaged $150.9 million during 1996 reflecting the use of FHLB advances and repurchase agreements to leverage a portion of the Company's capital.

 RATE/VOLUME ANALYSIS

  The following table presents the changes in net interest income resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                           FOR THE YEARS ENDED DECEMBER 31,
                                                   1996 VERSUS 1995
                                          ------------------------------------
                                              INCREASE (DECREASE) DUE TO
                                          ------------------------------------
                                            VOLUME        RATE         NET
                                          ------------ ----------  -----------
                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold and interest bearing
 deposits...............................  $      (661) $      (86) $      (747)
Investment securities held to maturity..          324       1,660        1,984
Investment securities available for
 sale...................................       10,075         (71)      10,004
Residential real estate loans...........       (1,624)         51       (1,573)
Commercial real estate loans............          184         277          461
Commercial loans........................        3,192        (647)       2,545
Home equity loans.......................        2,190        (569)       1,621
Consumer loans..........................          (79)        145           66
                                          -----------  ----------  -----------
    Total interest-earning assets.......       13,601         760       14,361
                                          -----------  ----------  -----------
INTEREST-BEARING LIABILITIES:
Deposits:
  Savings accounts......................          234         (20)         214
  NOW accounts..........................           33        (120)         (87)
  Money market accounts.................         (135)        102          (33)
  Time deposit accounts.................        1,663         457        2,120
                                          -----------  ----------  -----------
    Total deposits......................        1,795         419        2,214
Borrowed funds..........................        6,896        (493)       6,403
                                          -----------  ----------  -----------
    Total interest-bearing liabilities..        8,691         (74)       8,617
                                          -----------  ----------  -----------
    Change in net interest income.......  $     4,910  $      834  $     5,744
                                          ===========  ==========  ===========

 PROVISION FOR LOAN LOSSES

  The Company recorded a $3.0 million provision for possible loan losses in 1996 compared to $4.4 million in 1995. The provision for possible loan losses is based upon Management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further discussion of this topic please refer to the section titled "Allowance for Possible Loan Losses" in Item 1 of this document.

 NONINTEREST INCOME

  Noninterest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of noninterest income for the periods represented are as follows:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
     Net gain (loss) on sale of loans................... $       604 $      243
     Net gain (loss) on sale of securities..............         256       (886)
     Loan charges and fees..............................       3,259      3,221
     Deposit related fees...............................       6,236      5,191
     Other charges and fees.............................       1,115        355
                                                         ----------- ----------
                                                         $    11,470 $    8,124
                                                         =========== ==========

  Net gain on sale of loans increased $0.4 million due to an increase in the amount of loans sold on a servicing released basis.

  Net gain on sale of securities increased $1.1 million in the year ended December 31, 1996 compared to the same period in 1995. The $0.3 million gain on sale of securities in 1996 is associated with the sale of preferred stocks and mortgage-backed securities. The $0.9 million loss recorded in 1995 is related to the sale of securities in connection with the restructuring of the investment portfolio.

  Deposit related fees increased $1.0 million due primarily to fees associated with the Company's larger noninterest bearing account base.

  Other charges and fees increased $0.8 million in the year ended December 31, 1996 compared to the same period in 1995 primarily as the result of an increase in brokerage fee income as well as losses incurred in 1995 from the disposition of fixed assets.

 NONINTEREST EXPENSE

  Salaries and Benefits Expense

  Salaries and benefits expense totaled $17.8 million for the year ended December 31, 1996 compared to $16.0 million for the same period in 1995, an increase of $1.8 million or 11.8% reflecting increased headcount, standard wage increases, and higher employee stock ownership plan ("ESOP") restricted stock and 401K plan expenses.

  Other Operating Expense

  The components of other operating expenses for the periods presented are as follows:

                                                       FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                       -------------------
                                                         1996      1995
                                                       --------- ---------
                                                      (DOLLARS IN THOUSANDS)
     Marketing........................................ $   1,976 $   1,107
     Insurance........................................       379     2,440
     Professional services............................     2,944     2,902
     Outside processing...............................     4,118     2,893
     Other............................................     4,782     4,426
                                                       --------- ---------
                                                       $  14,199 $  13,768
                                                       ========= =========

  Marketing expense increased $0.9 million reflecting the expanded use of television, billboards, radio and print advertising directed towards the Company's consumer strategy and new branch openings.

  Insurance expense decreased $1.9 million due to a significant reduction in FDIC premiums.

  Outside processing expenses increased $1.2 million due to higher transaction and account volume associated with increased account activity resulting from the Company's consumer banking strategy, as well as costs associated with the outsourcing of the Company's item processing operations in 1996.

  Other operating expenses increased $0.4 million reflecting increased supplies and postage costs associated with the growth in consumer deposit accounts as a result of the Company's consumer strategy.

  Foreclosed Real Estate Expense

  Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses were $0.4 million in 1996 compared to $0.5 million in 1995. This $0.1 million decrease reflects lower levels of foreclosed properties.

  Net Expenses of Real Estate Operations

  The Company has certain subsidiaries that are engaged in various real estate investments directly or in joint ventures with unaffiliated partners. The Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations reflects the net operating results of these activities, writedowns on real estate properties and gains/losses on sales of these properties. Net income of real estate operations was $0.3 million and $0.2 million in 1996 and 1995, respectively.

 INCOME TAXES

  In accordance with SFAS 109, "Accounting for Income Taxes", Management evaluated the income tax benefits associated with temporary differences, based on the weight of available evidence, as to whether it is more likely than not that the income tax benefits would be realized. As a result, a 100% valuation allowance against the Company's net deferred tax asset was established at December 31, 1994. Management reviews the valuation allowance on a periodic basis, and, based upon all available facts and circumstances at that time, may adjust the level of the allowance.

  During both the fourth quarter of 1995, and the third quarter of 1996, Management's evaluation of the weight of currently available evidence resulted in the conclusion that it was more likely than not that the Company would realize a portion of its net deferred tax asset which was reserved for at those times. At December 31, 1995, Management reduced the Company's 100% valuation allowance from $15.9 million to $7.9 million, while at September 30, 1996, Management reduced the remaining valuation allowance at that date of

$5.2 million to zero. In both instances, Management's judgment was influenced by factors including changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences.

  Also in the third quarter of 1996, pursuant to the enactment of the Small Business Jobs Protection Act during 1996, the Company was required, for tax purposes, to change its method of accounting for bad debts. The change required the Company to change from the reserve method to the specific charge-off method. The Company recognized a one-time tax benefit of $2.8 million during the third quarter, representing the tax effects of pre-1988 loan loss reserves not subject to recapture provisions. As a result of this third quarter activity, the Company became fully taxable for financial reporting purposes beginning in the fourth quarter of 1996. Certain future distributions in excess of the Bank's current earnings and profits would require the recapture of the taxes related to the pre-1988 loan loss reserves that were not subject to recapture under the Small Business Job Protection Act. The total tax liability that would be subject to recapture for which no deferred tax liability has been recorded is $3.0 million.

 IMPACT OF INFLATION

  Monetary assets and liabilities are claims to receive or pay a sum of money, the amount of which is fixed. Most assets and liabilities of a bank are monetary in nature. In times of inflation, monetary assets lose purchasing power and monetary liabilities gain purchasing power because the obligations will be repaid with dollars that have less purchasing power than at the time the assets and liabilities were recorded.

  Since the Company's primary source of earnings is net interest income, interest rates have a more significant impact on the Company's financial performance than the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

 IMPACT OF ACCOUNTING CHANGES

  In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective prospectively for fiscal years beginning after December 15, 1995, and was adopted by the Company effective January 1, 1996. The adoption of this statement did not have a material impact on the Company's results of operations.

  In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Service Rights." SFAS 122 amends certain provisions of SFAS 65, "Accounting for Certain Mortgage Banking Activities," to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS 122 is effective prospectively for fiscal years beginning after December 15, 1995, and was adopted by the Company effective January 1, 1996. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

  In November 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation" which gives companies the option of employing intrinsic value accounting under the guidelines of Accounting Principles Board (APB) No. 25 or fair value accounting for stock based compensation. While SFAS 123 does not require the adoption of fair value accounting, it does require certain disclosures in the financial statements as if fair value accounting had been adopted, including pro forma net income and earnings per share. The Company adopted this accounting standard effective January 1, 1996 for disclosure purposes only and will continue to apply APB 25 in accounting for stock based compensation.

  In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting and reporting standards which require that after a transfer of financial assets, an entity recognizes the financial and servicing asset it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition to setting requirements regarding the initial recording and subsequent accounting for assets, liabilities and derivatives acquired in transfers of financial assets, this Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS 125 is effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and for collateral related matters on January 1, 1998. The Company does not believe its adoption of this Statement will have a material impact on its results of operations or financial position.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

 GENERAL

  For the year ended December 31, 1995 the Company reported net income of $11.5 million as compared to a net loss of $26.9 million for the year ended December 31, 1994. This increase in earnings reflects growth in earning assets as well as lower levels of loan loss provision and foreclosed real estate expenses in 1995 versus 1994.

  During the year ended December 31, 1995 the Company recorded a number of nonrecurring items. The Company released $6.0 million of the valuation allowance on that portion of its net deferred tax asset associated with temporary differences (principally loan loss reserves). In addition, the Company recorded a $0.9 million loss on the sale of securities in connection with the restructuring of its investment portfolio and a $0.5 million severance accrual related to organizational changes. These items were offset in part by a $0.4 million gain on the sale of a real estate investment and a $0.6 million insurance rebate from the Federal Deposit Insurance Corporation. The Company's core operating earnings, net of nonrecurring items, were approximately $6.0 million for the year ended December 31, 1995.

 NET INTEREST INCOME

  Net interest income represents the difference between income earned on interest-earning assets and expense paid on interest-bearing liabilities. Net interest income is affected by the mix and volume of assets and liabilities, and the movement and level of interest rates.

  The following table sets forth, for the periods indicated, average balances, interest income and expense, and yields earned or rates paid on the major categories of assets and liabilities. Non-accrual loans have been included in the appropriate average balance loan category, but unpaid interest on non-accrual loans has not been included for purposes of determining interest income. For purposes of this table, investment securities available for sale are reflected at amortized cost.


                                      FOR THE YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------
                                      1995                          1994
                          ----------------------------- -----------------------------
                          AVERAGE             AVERAGE   AVERAGE             AVERAGE
                          BALANCE   INTEREST YIELD/COST BALANCE   INTEREST YIELD/COST
                          --------  -------- ---------- --------  -------- ----------
                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Fed funds sold and in-
 terest-bearing depos-
 its....................  $ 22,294  $ 1,316     5.82%   $ 11,682  $   527     4.45%
Investment securities
 held to maturity.......   183,139   10,849     5.92%    147,943    8,173     5.52%
Investment securities
 available for sale.....   184,551   12,214     6.62%    143,801    6,576     4.57%
Residential real estate
 loans..................   266,276   20,970     7.88%    249,294   18,575     7.45%
Commercial real estate
 loans..................   116,957    9,671     8.27%    182,626   13,236     7.25%
Commercial loans........    96,246    9,050     9.27%     95,093    7,210     7.48%
Home equity loans.......    57,943    5,306     9.16%     32,890    2,651     8.06%
Consumer loans..........     6,482      540     8.33%     12,088      965     7.98%
                          --------  -------     ----    --------  -------     ----
    Total interest-earn-
     ing assets.........   933,888   69,916     7.49%    875,417   57,913     6.62%
Allowance for loan loss-
 es.....................   (16,346)                      (22,015)
Noninterest-earning as-
 sets...................    71,341                        80,574
                          --------                      --------
    Total assets........  $988,883  $69,916             $933,976  $57,913
                          ========  =======             ========  =======
INTEREST-BEARING LIABIL-
 ITIES:
Deposits
  Savings accounts......  $185,176  $ 4,616     2.49%   $188,125  $ 3,846     2.04%
  NOW accounts..........    53,955      727     1.35%     56,699      801     1.41%
  Money market ac-
   counts...............   212,272    6,945     3.27%    249,674    6,452     2.58%
  Time deposit ac-
   counts...............   349,950   18,136     5.18%    326,616   12,693     3.89%
                          --------  -------     ----    --------  -------     ----
Total Deposits..........   801,353   30,424     3.80%    821,114   23,792     2.90%
Borrowed funds..........    34,457    2,132     6.10%        --       --       --
                          --------  -------     ----    --------  -------     ----
Total interest-bearing
 liabilities............   835,810   32,556     3.90%    821,114   23,792     2.90%
Noninterest-bearing lia-
 bilities...............    86,632                        70,236
                          --------                      --------
    Total liabilities...   922,442                       891,350
Total stockholders' eq-
 uity...................    66,441                        42,626
                          --------                      --------
    Total liabilities
     and stockholders'
     equity.............  $988,883   32,556             $933,976  $23,792
                          ========  =======             ========  =======
Net interest
 income/spread..........             37,360     3.59%             $34,121     3.72%
                                    =======     ====              =======     ====
Net interest margin as a
 % of interest-earning
 assets.................                        4.00%                         3.90%
                                                ====                          ====

  Net interest income increased $3.2 million or 9.5% for the year ended December 31, 1995 versus the same period last year. This increase was the result of an increase in interest-earning assets combined with an increase of 10 basis points in the net interest margin to 4.00% for the year ended December 31, 1995 from 3.90% for the same period last year.

  Total interest income was $69.9 million for the year ended December 31, 1995, an increase of $12.0 million or 20.7%. This increase is attributable to higher levels of interest-earning assets and weighted average yields as well as lower levels of non-performing assets. Interest-earning assets averaged $933.9 million for the year ended December 31, 1995 compared to $875.4 million for the year ended December 31, 1994, an increase of $58.5 million or 6.7%. Average investments increased $75.9 million or 26.0% reflecting the reinvestment of proceeds from the Conversion and leveraging a portion of the Company's capital position. Average loans decreased $28.1 million reflecting bulk sales of loans, which occurred in 1994, partially offset by increases in residential real estate loans as well as home equity loans. The average yield on interest-earning assets was 7.49% for the year ended December 31, 1995 compared to 6.62% for the same period in 1994, an increase of 87 basis points or 13.1% reflecting the repricing of adjustable rate loans and investment securities to market rates and lower levels of non-accruing loans. These positive effects on interest income were partially offset by a change in asset mix from higher yielding loans to lower yielding investment securities.

  Total interest expense was $32.6 million for the year ended December 31, 1995 compared to $23.8 million for the same period in 1994, an increase of $8.8 million or 36.8%. This increase is attributable to higher deposit rates and the use of borrowings in 1995. The average rate paid on deposits was 3.80% for the year ended December 31, 1995 compared to 2.90% for the same period in 1994, an increase of 90 basis points or 31.0% reflecting a higher interest rate environment, continued competitive pricing pressures on consumer deposits, and the introduction of the "Can't Lose CD" product, which paid a rate equal to the prime rate less 350 basis points. Borrowings averaged $34.5 million during 1995 reflecting the Company's leveraged ESOP as well as the use of FHLB Advances and repurchase agreements to leverage a portion of the Company's capital position.

 RATE/VOLUME ANALYSIS

  The following table presents the changes in net interest income resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                            FOR THE YEARS ENDED DECEMBER 31,
                                                    1995 VERSUS 1994
                                            ----------------------------------
                                               INCREASE (DECREASE) DUE TO
                                            ----------------------------------
                                              VOLUME       RATE        NET
                                            ----------------------  ----------
                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold and interest bearing
 deposits.................................  $      553  $      236  $      789
Investment securities held to maturity....       2,015         661       2,676
Investment securities available for sale..       2,280       3,358       5,638
Residential real estate loans.............       1,301       1,094       2,395
Commercial real estate loans..............      (5,095)      1,530      (3,565)
Commercial loans..........................          98       1,742       1,840
Home equity loans.........................       2,156         499       2,655
Consumer loans............................        (457)         32        (425)
                                            ----------  ----------  ----------
    Total interest-earning assets.........       2,851       9,152      12,003
                                            ----------  ----------  ----------
INTEREST-BEARING LIABILITIES:
Deposits:
Savings accounts..........................         (67)        837         770
NOW accounts..............................         (38)        (36)        (74)
Money market accounts.....................      (1,095)      1,588         493
Time deposit accounts.....................       1,058       4,385       5,443
                                            ----------  ----------  ----------
    Total deposits........................        (142)      6,774       6,632
Borrowed funds............................       1,066       1,066       2,132
                                            ----------  ----------  ----------
    Total interest-bearing liabilities....         924       7,840       8,764
                                            ----------  ----------  ----------
    Change in net interest income.........  $    1,927  $    1,312  $    3,239
                                            ==========  ==========  ==========

 PROVISION FOR LOAN LOSSES

  The Company recorded a $4.4 million provision for possible loan losses in the year ended December 31, 1995 compared to $25.7 million in the year ended December 31, 1994. The loan loss provision in 1994 reflects the implementation of an accelerated disposition program. The provision for possible loan losses is based upon Management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further discussion of this topic please refer to the section titled "Allowance for Possible Loan Losses" in Item 1 of this document.

 NONINTEREST INCOME

  Noninterest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of noninterest income for the periods represented are as follows:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                          1995         1994
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
     Net gain (loss) on sale of loans................. $       243        ($505)
     Net loss on sale of securities...................        (886)         (48)
     Loan charges and fees............................       3,221        3,213
     Deposit related fees.............................       5,191        4,122
     Other charges and fees...........................         355        1,547
                                                       -----------  -----------
                                                       $     8,124  $     8,329
                                                       ===========  ===========

  Net loss on sale of loans declined $0.7 million reflecting mark to market losses of $0.5 million on residential loans held for sale recorded in 1994.

  Net loss on sale of securities increased $0.9 million reflecting losses on the sale of securities in connection with the restructuring of the investment portfolio.

  Deposit related fees increased $1.1 million due primarily to fees associated with the Company's larger non-interest bearing account base.

  Other charges and fees declined $1.1 million in the year ended December 31, 1995 compared to the same period in 1994 primarily as the result of losses incurred in 1995 from the disposition of fixed assets and non-recurring income recorded in 1994, specifically gains on sales of lease financing receivables and tax abatements.

 NONINTEREST EXPENSE

  Salaries and Benefits Expense

  Salaries and benefits expense totaled $15.9 million for the year ended December 31, 1995 compared to $16.8 million for the same period in 1994, a decrease of $0.8 million or 5.0% reflecting a reduction in headcount partially offset by standard wage increases as well as new employee benefit programs instituted in 1995.

  Other Operating Expense

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                            1995        1994
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
     Marketing.......................................... $     1,107 $     1,405
     Insurance..........................................       2,440       3,270
     Professional services..............................       2,902       4,076
     Outside processing.................................       2,893       2,683
     Other..............................................       4,426       3,675
                                                         ----------- -----------
                                                         $    13,768 $    15,109
                                                         =========== ===========

  Marketing expense decreased $0.3 million reflecting a lower level of advertising expenses incurred in 1995.

  Insurance expense includes FDIC Insurance expense, which totaled $1.9 million in 1995 compared to $2.6 million in 1994, a decrease of $0.7 million. This decrease reflects an insurance premium reduction of $0.6 million from the FDIC in 1995.

  Professional services expense decreased $1.2 million for the year ended December 31, 1995 compared to the same period last year primarily due to costs incurred in 1994 related to the management and disposition of non-performing assets.

  Outside processing expenses increased $0.2 million due to higher transaction and account volume associated with increased account activity resulting from the consumer banking strategy, partially offset by savings which resulted from a renegotiated data processing contract.

  Other operating expenses increased $0.8 million primarily due to costs associated with shareholder relation activities and costs associated with significant growth in retail deposit accounts as a result of the consumer strategy.

  Foreclosed Real Estate Expense

  Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses were $5.5 million in 1994 compared to $0.5 million in 1995. The expenses in 1994 reflect the Company's aggressive program of selling foreclosed properties as part of its efforts to reduce the level of non-performing assets.

  Net Expenses of Real Estate Operations

  The Company has certain subsidiaries that are engaged in various real estate investments directly or in joint ventures with unaffiliated partners. The Company has terminated its real estate development activities and plans to sell its remaining real estate investments by December 31, 1997 as part of a divestiture plan submitted to the FDIC. The FDIC approved the plan in December of 1995. The net expense of real estate operations reflects the net operating results of these activities, writedowns on real estate properties and gains/losses on sales of these properties. Net (income) expense of real estate operations was ($0.2) million and $1.0 million in 1995 and 1994, respectively.

 INCOME TAXES

  In accordance with SFAS 109, "Accounting for Income Taxes," Management evaluated the income tax benefits associated with temporary differences, based on the weight of available evidence, as to whether it is more likely than not that the income tax benefits would be realized. As a result, a 100% valuation allowance was established at December 31, 1994. Management reviews the valuation allowance on a periodic basis and, based upon all available facts and circumstances at that time, may adjust the level of the allowance.

  At December 31, 1995, Management evaluated the weight of available evidence and concluded that it was more likely than not that the Company will realize a significant portion of the net deferred tax asset and has reduced the valuation allowance from $15.9 million at December 31, 1994 to $7.9 million at December 31, 1995. As part of that reduction, the Company released $6.0 million of its valuation allowance resulting in a tax benefit. Factors influencing Management's judgment include among other things changes in the level of actual and expected future taxable income and anticipated reversals of net temporary differences. In addition, the Company recorded $0.2 million of state and federal alternative minimum tax provision in 1995.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Consolidated Financial Statements and Notes are included herein.

                                                                          PAGE
                                                                          ----
Consolidated Balance Sheet as of December 31, 1996 and 1995..............  36
Consolidated Statement of Operations for the three years ended December
 31, 1996, 1995, and 1994................................................  37
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1996, 1995, and 1994...........................  38
Consolidated Statement of Cash Flows for the three years ended December
 31, 1996, 1995, and 1994................................................  39
Notes to Consolidated Financial Statements...............................  40
Report of Independent Accountants........................................  67

  All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                       SIS BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
ASSETS
Cash and due from banks.............................. $    31,902  $    30,377
Federal funds sold and interest-bearing deposits.....      10,045        8,045
Investment securities available for sale.............     449,323      246,984
Investment securities held to maturity (fair value:
 $191,617 at December 31, 1996 and $172,930 at
 December 31, 1995)..................................     192,174      172,793
Loans receivable, net of allowance for possible
 losses ($15,597 at December 31, 1996 and $14,986 at
 December 31, 1995)..................................     610,597      558,663
Accrued interest and dividends receivable............       8,982        7,109
Investments in real estate and real estate
 partnerships........................................       2,757        6,092
Foreclosed real estate, net..........................         381        1,529
Bank premises, furniture and fixtures, net...........      27,106       25,706
Other assets.........................................      15,345       13,680
                                                      -----------  -----------
    Total assets..................................... $ 1,348,612  $ 1,070,978
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits............................................. $   969,517  $   885,386
Federal Home Loan Bank advances......................      68,471       41,500
Securities sold under agreements to repurchase.......     176,577       31,101
Loans payable........................................       2,848        5,470
Mortgage escrow deposits.............................       4,396        4,193
Accrued expenses and other liabilities...............      24,886       21,859
                                                      -----------  -----------
    Total liabilities................................   1,246,695      989,509
                                                      -----------  -----------
Commitments and contingent liabilities...............         --           --
Stockholders' equity:
  Preferred stock ($.01 par value; 5,000,000 shares
   authorized: no shares issued and outstanding).....         --           --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; shares issued and outstanding:
   5,723,600 at December 31, 1996 and 5,710,700 at
   December 31, 1995)................................          57           57
  Unearned compensation..............................      (3,693)      (4,937)
  Additional paid-in capital.........................      42,665       41,790
  Retained earnings..................................      60,993       42,833
  Net unrealized gain on investment securities
   available for sale................................       1,895        1,726
                                                      -----------  -----------
    Total stockholders' equity.......................     101,917       81,469
                                                      -----------  -----------
Total liabilities and stockholders' equity........... $ 1,348,612  $ 1,070,978
                                                      ===========  ===========

        See accompanying Notes to the Consolidated Financial Statements

                      SIS BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Interest and dividend income
  Loans...................................  $   48,657  $   45,536  $   42,637
  Investment securities available for
   sale...................................      22,218      12,215       6,576
  Investment securities held to maturity..      12,833      10,849       8,173
  Federal funds sold and interest-bearing
   deposits...............................         569       1,316         527
                                            ----------  ----------  ----------
    Total interest and dividend income....      84,277      69,916      57,913
                                            ----------  ----------  ----------
Interest expense
  Deposits................................      32,638      30,424      23,792
  Borrowings..............................       8,535       2,132         --
                                            ----------  ----------  ----------
    Total interest expense................      41,173      32,556      23,792
                                            ----------  ----------  ----------
Net interest and dividend income..........      43,104      37,360      34,121
Less: Provision for possible loan losses..       2,950       4,359      25,742
                                            ----------  ----------  ----------
Net interest and dividend income after
 provision for possible loan losses.......      40,154      33,001       8,379
Noninterest income:
  Net gain (loss) on sale of loans........         604         243        (505)
  Net gain (loss) on sale of securities...         256        (886)        (48)
  Fees and other income...................      10,610       8,767       8,882
                                            ----------  ----------  ----------
    Total noninterest income..............      11,470       8,124       8,329
                                            ----------  ----------  ----------
Noninterest expense:
  Operating expenses:
    Salaries and employee benefits........      17,839      15,961      16,808
    Occupancy expense of bank premises,
     net..................................       3,291       3,459       3,410
    Furniture and equipment expense.......       2,240       1,943       1,830
    Other operating expenses..............      14,199      13,768      15,109
                                            ----------  ----------  ----------
      Total operating expenses............      37,569      35,131      37,157
                                            ----------  ----------  ----------
  Foreclosed real estate expense..........         440         521       5,470
  Net (income) expense of real estate op-
   erations...............................        (272)       (227)        988
                                            ----------  ----------  ----------
      Total noninterest expense...........      37,737      35,425      43,615
Income (loss) before income tax benefit...      13,887       5,700     (26,907)
Income tax benefit........................      (4,273)     (5,759)        --
                                            ----------  ----------  ----------
      Net income (loss)...................  $   18,160  $   11,459  $  (26,907)
                                            ==========  ==========  ==========
Earnings per share and pro forma earnings
 per share: (1)
  Primary.................................  $     3.29  $     2.21  $    (5.21)
  Fully diluted (2).......................  $     3.26  $     2.19  $    (5.21)
Weighted average and pro forma weighted
 average shares outstanding: (1)
  Primary.................................   5,522,594   5,174,037   5,174,037
  Fully diluted...........................   5,573,390   5,220,778   5,220,778

--------
(1) Net income per share for the year ended December 31, 1996 is computed on weighted average shares outstanding for the period. Net income (loss) per share for the years ended December 31, 1995 and 1994 is computed on a pro forma basis as if the conversion of the Bank from mutual to stock form had been completed as of the beginning of the periods presented.
(2) For the year ended December 31, 1994 the fully diluted earnings per share calculation is anti-dilutive.

        See accompanying Notes to the Consolidated Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                     NET UNREALIZED
                                                                      GAIN (LOSS)
                                             ADDITIONAL              ON INVESTMENT
                         COMMON   UNEARNED    PAID-IN   RETAINED  SECURITIES AVAILABLE
                         STOCK  COMPENSATION  CAPITAL   EARNINGS        FOR SALE        TOTAL
                         ------ ------------ ---------- --------  -------------------- --------
Balance at December 31,
 1993................... $ --     $    --     $   --    $ 58,531        $   --         $ 58,531
Net loss................   --          --         --     (26,907)           --          (26,907)
Change in unrealized
 gain (loss) on
 investment securities
 available for sale.....   --          --         --         --          (3,121)         (3,121)
                         -----    --------    -------   --------        -------        --------
Balance at December 31,
 1994................... $ --     $    --     $   --    $ 31,624        $(3,121)       $ 28,503
                         =====    ========    =======   ========        =======        ========
Balance at December 31,
 1994................... $ --     $    --     $   --    $ 31,624        $(3,121)       $ 28,503
Net income..............   --          --         --      11,459            --           11,459
Issuance of common
 stock..................    56         --      39,665       (250)           --           39,471
Unearned compensation...     1      (5,375)     1,814        --             --           (3,560)
Decrease in unearned
 compensation...........   --          438        311        --             --              749
Change in unrealized
 gain (loss) on
 investment securities
 available for sale.....   --          --         --         --           4,847           4,847
                         -----    --------    -------   --------        -------        --------
Balance at December 31,
 1995................... $  57    $ (4,937)   $41,790   $ 42,833        $ 1,726        $ 81,469
                         =====    ========    =======   ========        =======        ========
Balance at December 31,
 1995................... $  57    $ (4,937)   $41,790   $ 42,833        $ 1,726        $ 81,469
Net income..............   --          --         --      18,160            --           18,160
Unearned compensation...   --         (315)       297        --             --              (18)
Decrease in unearned
 compensation...........   --        1,559        578        --             --            2,137
Change in unrealized
 gain (loss) on
 investment securities
 available for sale.....   --          --         --         --             169             169
                         -----    --------    -------   --------        -------        --------
Balance at December 31,
 1996................... $  57    $ (3,693)   $42,665   $ 60,993        $ 1,895        $101,917
                         =====    ========    =======   ========        =======        ========



        See accompanying Notes to the Consolidated Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                FOR THE YEARS ENDED DECEMBER
                                                             31,
                                                -------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).............................  $  18,160  $  11,459  $ (26,907)
Adjustments to reconcile net income (loss) to
 net cash provided by/ (used for) operating
 activities
 Provision for possible loan losses...........      2,950      4,359     25,742
 Provision for foreclosed real estate.........        --         836      6,034
 Depreciation.................................      3,003      3,026      3,605
 Amortization of premium on investment
  securities, net.............................      2,071        972      1,812
 ESOP and restricted stock expenses...........      1,890        749        --
 Investment security (gains) losses...........       (256)       886         48
 (Income) loss from equity investment in
  partnerships................................        (48)       133        987
 (Gain) loss on sale of loans.................       (604)      (243)       505
 Disbursements for mortgage loans held for
  sale........................................    (79,442)   (65,747)  (126,727)
 Receipts from mortgage loans held for sale...     80,046     65,989    126,161
 Loss (gain) on sale of fixed assets and real
  estate......................................         11        609     (4,306)
 Changes in assets and liabilities:
   (Increase) decrease in other assets, net...     (4,426)    (8,029)     1,382
   Decrease (increase) in accrued expenses and
    other liabilities.........................      3,257     (8,996)     5,677
                                                ---------  ---------  ---------
     Net cash provided by operating
      activities..............................     26,612      6,003     14,013
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of investment securities
  available for sale..........................     41,736    213,252     59,609
 Proceeds from maturities and principal
  payments received on investment securities
  available for sale..........................    115,764    135,076    406,369
 Purchase of investment securities available
  for sale....................................   (360,031)  (345,959)  (497,675)
 Proceeds from maturities and principal
  payments received on investment securities
  held to maturity............................     46,892     33,287     13,783
 Purchase of investment securities held to
  maturity....................................    (66,840)  (132,878)   (75,067)
 Net decrease in investments in real estate...        475        --       6,005
 Cash distributions from partnerships.........        --         --          63
 Capital contributions to partnerships........        --         --        (401)
 Net (increase) decrease in loans
  receivable..................................    (59,932)   (66,864)    20,685
 Net decrease in foreclosed real estate.......      2,132      2,928     16,437
 Principal payments received under leases.....        --         --         177
 Proceeds from sale of loans..................      4,064      1,081     74,925
 Proceeds from sale of fixed assets and
  leases......................................      2,328        --          27
 Purchase of fixed assets.....................     (3,834)    (5,454)    (1,967)
                                                ---------  ---------  ---------
   Net cash (used for)/provided by investing
    activities................................   (277,246)  (165,531)    22,970
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from stock conversion...........        --      35,911        --
 Net increase (decrease) in deposits..........     84,131     31,753    (21,273)
 Net increase (decrease) in borrowings........    169,825     75,679     (3,671)
 Net increase (decrease) in mortgagors'
  escrow deposits.............................        203     (1,113)        79
                                                ---------  ---------  ---------
   Net cash provided by/(used for) financing
    activities................................    254,159    142,230    (24,865)
                                                ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................      3,525    (17,298)    12,118
Cash and cash equivalents, beginning of year..     38,422     55,720     43,602
                                                ---------  ---------  ---------
Cash and cash equivalents, end of year........  $  41,947  $  38,422  $  55,720
                                                =========  =========  =========
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for interest to
  depositors and interest on debt.............  $  40,813  $  32,456  $  23,751
Non-cash investing activities:
 Transfers to foreclosed real estate, net.....  $     984  $     342  $   2,337

        See accompanying Notes to the Consolidated Financial Statements

                      SIS BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

GENERAL

  SIS Bancorp, Inc., (the "Company") a Massachusetts corporation, was organized by Springfield Institution for Savings (the "Bank") for the purpose of reorganizing the Bank into a holding company structure. The Company acquired 100% of the outstanding shares of the Bank's common stock, par value $1.00 per share, in a 1:1 exchange for shares of the Company's common stock, par value $.01 per share (the "Company Common Stock"). Upon the effectiveness of such share-for-share exchange (the "Reorganization") on June 21, 1996, the Bank became the sole wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company. The Reorganization was accounted for in a manner similar to a pooling of interests, and accordingly, the information included in the financial statements and their accompanying notes presents the combined results of the Bank and the Company as if the Reorganization had been effected on January 1, 1994.

  The Company provides a variety of financial services which include retail and commercial banking, residential mortgage origination and servicing, commercial real estate lending and consumer lending. The Company, which is headquartered in Springfield, Massachusetts serves its primary market of Hampden and Hampshire Counties of Massachusetts through a network of 23 retail branches.

  The Company's revenues are derived principally from interest payments on its loan portfolios and mortgage-backed and other investment securities. The Company's primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.

1. ACCOUNTING POLICIES

  The accounting and reporting policies of the Company conform with generally accepted accounting principles. The significant policies are summarized below.

  The consolidated financial statements of the Company are dependent on the use of estimates, particularly with regard to the allowance for possible loan losses and the value of other real estate. Estimates of loan collectability and real estate values involve a high degree of judgment and the use of appraisals and other information. Subsequent changes in general economic conditions and the financial condition of borrowers may require changes in such estimates.

 CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany items have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

 CASH AND CASH EQUIVALENTS

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest bearing deposits. Generally, federal funds are sold on an overnight basis.

 INVESTMENT SECURITIES

  Investment securities which management has the positive intent and ability to hold until maturity are classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion of discounts into interest income using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments. Premiums are amortized to the earlier of the call or maturity date and discounts

                      SIS BANCORP, INC. AND SUBSIDIARIES
are accreted to the maturity date. Investment securities which have been identified as assets which may be sold prior to maturity or for which there is not a positive intent to hold until maturity, based on foreseeable conditions, including all marketable equity securities, are classified as available-for-sale. FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that available-for-sale securities be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. The Company adopted FAS 115 effective January 1, 1994.

  Gains and losses on sales of investment securities are computed under the specific identification method. Investment securities which have experienced an other than temporary decline in value are written down to fair value as a new cost basis with the amount of the writedown included in earnings as a realized loss. The new cost basis is not increased for subsequent recoveries in fair value.

 INVESTMENTS IN REAL ESTATE AND REAL ESTATE PARTNERSHIPS

  Investments in real estate reflect the Company's interest in wholly owned real estate properties. Investments in real estate properties are carried at the lower of cost, including cost of improvements incurred subsequent to acquisition, or fair value less costs to sell. Investments in partnerships reflect the Company's interest in joint venture real estate developments. Investments in partnerships which are greater than 50% owned by the Company are accounted for using the equity method and are carried at the Company's equity in the underlying assets.

 LOANS

  Loans are stated at the principal amount outstanding, net of unearned income. Interest income on loans is accrued based on rates applied to amounts outstanding. Unearned income on loans made or purchased on a discounted basis are recognized in interest income over the lives of the loans using a method that approximates a level yield. Loans held for sale are carried at the lower of cost or market value.

  Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment over the average life of the loans using a method that approximates a level yield method.

  Loans on which the accrual of interest has been discontinued are classified as nonaccrual loans. Interest accruals on loans are normally discontinued whenever the payment of interest or principal is more than 90 days past due or when, in the opinion of management, such action is prudent. When a loan is placed on nonaccrual status, all interest previously accrued in the current year but not collected is reversed against current year interest income. Loans are removed from nonaccrual status when they become current as to principal and interest and when, in the opinion of management, the loans are estimated to be fully collectible as to principal and interest. The Company may continue to accrue interest on loans past due 90 days or more that are well secured and in the process of collection.

  Restructured loans are loans for which concessions, including reduction of interest rates or deferral of interest or principal payments, have been granted to acknowledge changes in the borrower's financial condition or changes in underlying cash flows of the loan's collateral. Interest income on restructured loans is accrued at the modified rates after a satisfactory period of performance (generally six months).

  Effective January 1, 1995 the Company adopted FAS 114, "Accounting by Creditors for Impairment of a Loan". FAS 114 modifies the accounting for impaired loans, defined as those loans, where, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, FAS 114 requires that the

                      SIS BANCORP, INC. AND SUBSIDIARIES
allowance for possible loan losses related to impaired loans be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

  Effective January 1, 1995, the Company also adopted FAS 118, "Accounting by Creditors for an Impairment of a Loan--Income Recognition and Disclosure," which amends FAS 114 to permit a creditor to use existing methods for recognizing interest income on impaired loans. Generally, interest income received on impaired loans either continues to be applied by the Company against principal or is realized as interest income, according to Management's judgment as to the collectability of the principal.

 ALLOWANCE FOR POSSIBLE LOAN LOSSES

  The allowance for possible loan losses is established through charges against income. Loans deemed uncollectable are charged against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. The allowance represents an amount which, in Management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectable. Management's judgment in determining the adequacy of the allowance is based on various factors influencing the collectability of the loan. These factors include, but are not limited to, an analysis of the borrower's ability to meet the repayment terms, the borrower's overall financial condition, the estimated value of collateral supporting the credit, the concentration of credit risk in the portfolio and judgments as to the effect of current and anticipated economic conditions. Management's determination of the allowance is, by necessity, dependent upon estimates, appraisals and judgments, which may change because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of the borrowers.

 FORECLOSED REAL ESTATE

  Real estate acquired through foreclosure is transferred to foreclosed real estate at the lower of the estimated fair value of the asset acquired or book value. The excess if any, of the loan over the fair value of the property at the time of transfer is charged to the Allowance for Possible Loan Losses. Subsequent declines in the value of the property are reflected as a valuation allowance and charged to operations. Subsequent to transfer, foreclosed real estate is carried at the lower of cost or the estimated fair value less expenses to dispose of the asset.

 PREMISES, FURNITURE AND FIXTURES

  Premises, furniture and fixtures are stated at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 30 years. Leasehold improvements are amortized over the shorter of the lease terms or the useful life of the improvement.

 FAIR VALUES OF FINANCIAL INSTRUMENTS

  The Company follows FAS 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The calculation of fair value estimates is dependent upon certain subjective assumptions and involves significant uncertainties, resulting in variability in estimates with changes in assumptions. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the fair value amounts disclosed. FAS 107 excludes certain financial

                      SIS BANCORP, INC. AND SUBSIDIARIES
instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the fair value estimates are not intended to reflect the liquidation value of the financial instruments. The following methods and assumptions were used by the Company to estimate the fair value for each class of financial instruments for which it is practicable to estimate that value.

  Cash and short-term investments--The carrying amounts for cash and short-term investments are reasonable estimates of those assets' fair values.

  Investment securities--Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

  Loans receivable, net--For adjustable rate residential loans that reprice frequently and with no significant change in credit risk, fair values are based on the market prices for securities collateralized by similar loans. For certain homogeneous categories of loans, such as some residential fixed rate mortgages, fair value is estimated using the quoted market price for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Accrued interest and dividends receivable--The carrying amount of interest and dividends receivable approximates its fair value.

  Deposit liabilities--The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date, that is, the carrying value. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities on the future cash flows expected to be paid on the deposits. In estimating the fair value of deposit liabilities, FAS 107 prohibits financial entities from taking into account the value of its long-term relationships with depositors, commonly known as core deposit intangibles.

  Federal Home Loan Bank advances--The fair value of advances from the Federal Home Loan Bank of Boston is based on discounted values of contractual cash flows using rates currently offered for instruments with similar terms and maturities or, when available, quoted market prices.

  Securities sold under agreements to repurchase--The fair value of securities sold under agreements to repurchase are based on the discounted value of contractual cash flows using dealer quoted rates for agreements of similar terms and maturities.

  Loans payable--The fair values of the Company's loans payable are estimated using discounted cash flow analyses, based on rates currently available to the Company for debt with similar terms and remaining maturities.

  Standby letters of credit--The estimated fair value of financial guarantees, such as standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

  Commitments to extend credit--The fair value of commitments to extend credit, which includes unused lines of credit and commitments to fund loans, is estimated using the fees currently charged to enter into similar

                      SIS BANCORP, INC. AND SUBSIDIARIES
agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The commitments to extend credit have terms that are consistent with current market terms.

 LONG-LIVED ASSETS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 is effective prospectively for fiscal years beginning after December 15, 1995, and was adopted by the Company effective January 1, 1996. The adoption of this statement did not have a material impact on the Company's results of operations.

 PENSION PLAN AND OTHER EMPLOYEE BENEFIT PLANS

  All eligible employees are covered by a non-contributory defined benefit pension plan which is administered by the Savings Bank Employees' Retirement Association. The pension plan is funded in an amount consistent with the funding requirements of federal laws and regulations.

  The Company sponsors postretirement health care and life insurance benefit plans that provide health care and life insurance benefits for retired employees that have met certain age and service requirements. Postretirement health care and life insurance benefits expense is based upon an actuarial computation of current and future benefits to earnings for employees and retirees. The Company accounts for its postretirement health care and life insurance benefits in accordance with FAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

  The FASB has issued FAS 112, "Employers' Accounting for Postemployment Benefits," which requires accrual of a liability for all types of benefits paid to former or inactive employees after employment but before retirement. Benefits subject to this accounting pronouncement include salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling and continuation of such benefits as health care and life insurance coverage. The Company adopted this accounting standard beginning January 1, 1994. The adoption of FAS 112 did not have a material impact on the Company's results of operations or financial position.

  The Company sponsors a leveraged employee stock ownership plan ("ESOP") that covers all full-time and part-time employees with more than one year of service at the Company. The ESOP was formed with the completion of the Bank's conversion from mutual to stock form (the "Conversion") on February 7, 1995. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP's shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year in excess of dividends on ESOP stock and other earnings applied to repayment of the ESOP's debt. The Company accounts for its ESOP in accordance with Statement of Position (SOP) 93-6. Accordingly, the debt of the ESOP is recorded as long-term debt and the shares pledged as collateral are reported as unearned compensation in the Company's Consolidated Balance Sheet. As shares are released from collateral, the Company records compensation expense equal to the current market price of the shares, and the shares are treated as outstanding for purposes of calculating earnings per share.

  The FASB has issued FAS 123, "Accounting for Stock Based Compensation" which gives companies the option of employing intrinsic value accounting under the guidelines of Accounting Principles Board (APB) No. 25 or fair value accounting for stock based compensation. While FAS 123 does not require the adoption of fair

                      SIS BANCORP, INC. AND SUBSIDIARIES
value accounting, it does require certain disclosures in the financial statements as if fair value accounting had been adopted, including pro forma net income and earnings per share. The Company adopted this accounting standard effective January 1, 1996 for disclosure purposes only and will continue to apply APB 25 in accounting for stock based compensation.

  The Company's Stock Option Plan (the "Stock Option Plan") was approved by the Bank's stockholders at its annual meeting on May 31, 1995 and was assumed by the Company upon the completion of the Reorganization. The Stock Option Plan provides for the granting of incentive and nonqualified stock options to certain employees and non-employee directors of the Company and its wholly-owned subsidiaries for the purchase of the Company's common stock at 100 percent of the fair market value at the date of grant. The maximum option term is 10 years. Options granted to non-employee Directors of the Company or Bank under the Stock Option Plan are exercisable in installments of 20% per year commencing on the first anniversary of the date of grant. Options granted to employees of the Company and its subsidiaries under the Stock Option Plan will vest in accordance with the terms set by the Company's Compensation Committee with the ratification of the Company's Board of Directors. Under the terms of the Stock Option Plan, 806,250 shares of authorized but unissued common stock were reserved for issuance under the Stock Option Plan. At December 31, 1996 and 1995, 594,300 and 415,600 stock options have been granted under the Stock Option Plan, respectively.

  The Company's Restricted Stock Plan (the "Restricted Stock Plan") was approved by the Bank's stockholders at its annual meeting on May 31, 1995 and was assumed by the Company upon completion of the Reorganization. The Restricted Stock Plan provides for the awarding of restricted stock to certain employees and non-employee directors of the Company and its wholly-owned subsidiaries. The restricted stock vests over a period of time provided that the awardee continues to be employed by or serves as a director of the Company. Under the terms of the Restricted Stock Plan, 222,500 shares of restricted stock were reserved for awarding under the Restricted Stock Plan. Each award of restricted stock to non-employee Directors of the Company or Bank under the Restricted Stock Plan vest in installments of 20% per year commencing on the first anniversary of the date of grant. Each award of restricted stock to employees of the Company and its subsidiaries under the Restricted Stock Plan will vest in accordance with the terms set by the Company's Compensation Committee with ratification of the Company's Board of Directors. At December 31, 1996 and 1995, 161,100 and 148,200 shares of restricted stock have been awarded under the Restricted Stock Plan.

  The Company sponsors a defined contribution profit sharing plan (the "Plan"), with cash or deferral arrangements permitted by Internal Revenue Code subsection 401(k). The Plan was formed by the Company in 1995. Substantially all employees are eligible to participate after satisfaction of the one year service requirement under the Plan. Under the savings aspect of the Plan, employees may contribute 1% to 12% of base compensation with up to 6% being eligible for matching contributions, at 25%, from the Company. Contributions to the Plan by the Company were $120 for the year ended December 31, 1996 as compared to $52 for the year ended December 31, 1995.

 MORTGAGE BANKING ACTIVITIES

  Fees paid for the right to service mortgage loans are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. Amortization is adjusted prospectively to reflect increases or decreases in prepayment experience. Purchased mortgage servicing rights of $412 and $405 at December 31, 1996 and 1995, respectively, are included in other assets.

  Servicing income represents fees earned for servicing real estate mortgage loans owned by outside investors. The fees are calculated on the outstanding principal balances of the loans serviced and are recorded as income when earned. The mortgage loans being serviced for outside investors are not included in the consolidated

                      SIS BANCORP, INC. AND SUBSIDIARIES
financial statements because they are not assets of the Company. The Company maintained a servicing portfolio for other investors of $792,376 and $880,558 at December 31, 1996 and 1995, respectively.

  In May 1995, the FASB issued FAS 122, "Accounting for Mortgage Service Rights." FAS 122 amends certain provisions of FAS 65, "Accounting for Certain Mortgage Banking Activities," to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. FAS 122 is effective prospectively for fiscal years beginning after December 15, 1995, and was adopted by the Company effective January 1, 1996. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

 TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF
LIABILITIES

  In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting and reporting standards which require that after a transfer of financial assets, an entity recognizes the financial and servicing asset it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition to setting requirements regarding the initial recording and subsequent accounting for assets, liabilities and derivatives acquired in transfers of financial assets, this Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS 125 is effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and for collateral related matters on January 1, 1998. The Company does not believe its adoption of this Statement will have a material impact on its results of operations or financial position.

 INCOME TAXES

  The Company accounts for income taxes in accordance with FAS 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

 PRO FORMA EARNINGS PER SHARE

  Net income (loss) per share for the years ended December 31, 1995 and 1994 is computed on a pro forma basis as if the stock issued in the Conversion had been issued as of the beginning of each year presented and is adjusted for common stock equivalents as appropriate.

2. CONVERSION AND REGULATORY MATTERS

  On May 12, 1992, the Bank entered into a Stipulation and Consent to the issuance of an Order to Cease and Desist (the "Order") with the FDIC and the Massachusetts Commissioner of Banks ("Commissioner of Banks"). The Bank had previously entered into an informal agreement with the Commissioner of Banks. The terms of this informal agreement, which was entered into in April 1991, were similar to those of the Order. The Order placed certain restrictions on the Bank's operations, made other actions subject to the approval of the FDIC

                      SIS BANCORP, INC. AND SUBSIDIARIES
and the Commissioner of Banks, and contained certain affirmative obligations. In addition, the Order required the Bank to maintain a Tier 1 leverage capital ratio of at least 2%, and further provided that in the event that the Bank's Tier 1 leverage capital ratio fell below 6%, the Bank would submit a written plan to the FDIC to increase such ratio to at least 6%, and, within 180 days thereafter, achieve and thereafter maintain a Tier 1 leverage capital ratio of at least 6%.

  As a consequence of the net losses incurred by the Bank during 1994, the Bank's Tier 1 leverage capital ratio fell below the 6% minimum required by the Order, and its total risk-based capital ratio fell below the 8% minimum regulatory requirement. These net losses resulted primarily from the Bank's efforts to reduce the level of its non-performing assets through accelerated dispositions, which included bulk sales, and the adoption of new loan loss reserve methodologies and charge-off requirements. In accordance with the Order, the Bank submitted a capital restoration plan (the "Capital Restoration Plan") to the FDIC in May 1994, which plan, as subsequently modified following discussions with the FDIC, satisfied the FDIC's directive to raise capital. The Capital Restoration Plan, which was accepted by the Regional Office of the FDIC in August 1994, called for the Bank to raise the additional capital necessary to comply with the required capital ratios through the issuance of common stock in a conversion from a mutal bank to a stock bank (the "Conversion").

  The Conversion was successfully completed on February 7, 1995. The Bank issued 5,562,500 shares of common stock at a price of $8.00 per share. After deducting net expenses of approximately $5,029 relating to underwriting fees and other costs of the conversion process, and amounts relating to the ESOP of $3,560, the Bank received net proceeds of $35,911. With the infusion of the net proceeds from the Conversion, the Bank immediately satisfied the capital requirements of the Order and all minimum regulatory requirements. The Bank presently maintains the requisite capital levels to qualify for treatment as a "well capitalized" institution under the FDIC Improvement Act ("FDICIA").

  Effective April 24, 1995, the Bank received notification from both the FDIC and the Commissioner of Banks that the Order had been terminated, which unconditionally released the Bank from its obligations under the Order.

3. CASH AND DUE FROM BANKS

  Under provisions of the Federal Reserve Act, depository institutions are required to maintain certain average balances in the form of cash or noninterest-bearing balances with a Federal Reserve Bank. Reserve balances of $5,645 and $4,794 at December 31, 1996 and 1995, respectively, were maintained in accordance with these requirements.

4. INVESTMENT SECURITIES

  The amortized cost, unrealized gains and losses and approximate fair values of investment securities were as follows:

 Securities Available for Sale

                                                DECEMBER 31, 1996
                                     ----------------------------------------
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES    VALUE
                                     --------- ---------- ---------- --------
   U.S. Government and agency
    obligations..................... $ 29,901    $   58     $ (16)   $ 29,943
   Collateralized mortgage
    obligations.....................   28,965       104       (62)     29,007
   Mortgage-backed securities.......  371,921     2,684      (387)    374,218
   Other bonds and short-term
    obligations.....................    1,681       --        --        1,681
   Other securities.................   14,276       199        (1)     14,474
                                     --------    ------     -----    --------
       Total........................ $446,744    $3,045     $(466)   $449,323
                                     ========    ======     =====    ========

                      SIS BANCORP, INC. AND SUBSIDIARIES

 Securities Held to Maturity

                                                 DECEMBER 31, 1996
                                      ----------------------------------------
                                      AMORTIZED UNREALIZED UNREALIZED   FAIR
                                        COST      GAINS      LOSSES    VALUE
                                      --------- ---------- ---------- --------
   Mortgage-backed securities........ $149,856    $  563    $(1,167)  $149,252
   Asset-backed securities...........   42,118       118        (71)    42,165
   Other bonds and short-term
    obligations......................      200       --         --         200
                                      --------    ------    -------   --------
       Total......................... $192,174    $  681    $(1,238)  $191,617
                                      ========    ======    =======   ========

 Securities Available for Sale

                                                 DECEMBER 31, 1995
                                      ----------------------------------------
                                      AMORTIZED UNREALIZED UNREALIZED   FAIR
                                        COST      GAINS      LOSSES    VALUE
                                      --------- ---------- ---------- --------
   U.S. Government and agency
    obligations...................... $  7,700    $    5    $    (6)  $  7,699
   Mortgage-backed securities........  222,673     1,562       (134)   224,101
   Other bonds and short-term
    obligations......................    9,300       --         --       9,300
   Other securities..................    5,884       --         --       5,884
                                      --------    ------    -------   --------
       Total......................... $245,557    $1,567    $  (140)  $246,984
                                      ========    ======    =======   ========

 Securities Held to Maturity

                                                 DECEMBER 31, 1995
                                      ----------------------------------------
                                      AMORTIZED UNREALIZED UNREALIZED   FAIR
                                        COST      GAINS      LOSSES    VALUE
                                      --------- ---------- ---------- --------
   Mortgage-backed securities........ $161,168    $  779    $  (466)  $161,481
   Other bonds and short-term
    obligations......................   11,625        43       (219)    11,449
                                      --------    ------    -------   --------
       Total......................... $172,793    $  822    $  (685)  $172,930
                                      ========    ======    =======   ========

  At December 31, 1996, the net unrealized gain, net of tax effect, on available for sale securities that was included as a separate component of stockholders' equity was $1,895. At December 31, 1995, the net unrealized gain, net of tax effect, on available for sale securities was $1,427.

  Proceeds from the sale of available for sale investment securities were $41,736 and $213,252 during 1996 and 1995, respectively. Gross realized gains on sales of investment securities were $271 in 1996 and $13 in 1995, while gross realized losses were $15 in 1996 and $899 in 1995.

  In 1995, the FASB issued a special report, "Implementation of Statement 115," that provided additional guidance related to the application of FAS 115. In connection with the issuance of this special report, the FASB allowed all organizations to review their portfolio classifications and make a one-time reclassification of securities between categories during the period from November 15, 1995 to December 15, 1995. On December 15, 1995, the Company transferred securities with an amortized cost of $84,299 and an unrealized loss of $1,177 from the held to maturity portfolio to the available for sale portfolio. In addition, the Company also transferred securities with an estimated fair value of $47,280 and an unrealized gain of $299 from the available for sale portfolio to the held to maturity portfolio. The remaining unrealized gain of $204 is included in a separate component of stockholder's equity. Subsequent to the transfer of these securities, the Company sold $82,900 of available for sale securities in December 1995 at a net loss of $899.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  At December 31, 1996, investment securities having a carrying value of $202,140 and an estimated fair value of $203,247 were pledged to collateralize securities sold under agreements to repurchase and other items.

  The amortized cost and estimated fair value of debt securities are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   DECEMBER 31, 1996
                                       -----------------------------------------
                                        SECURITIES AVAILABLE   SECURITIES HELD
                                              FOR SALE           TO MATURITY
                                       ---------------------- ------------------
                                        AMORTIZED     FAIR    AMORTIZED   FAIR
                                          COST       VALUE      COST     VALUE
                                       ---------------------- --------- --------
     Within 1 year.................... $    8,184  $    8,193 $  6,404  $  6,392
     1-5 years........................     58,709      58,824    5,221     5,205
     5-10 years.......................      1,300       1,294    3,496     3,543
     over ten years...................    364,275     366,538  177,053   176,477
                                       ----------  ---------- --------  --------
         Total........................ $  432,468  $  434,849 $192,174  $191,617
                                       ==========  ========== ========  ========
                                                   DECEMBER 31, 1995
                                       -----------------------------------------
                                        SECURITIES AVAILABLE   SECURITIES HELD
                                              FOR SALE           TO MATURITY
                                       ---------------------- ------------------
                                        AMORTIZED     FAIR    AMORTIZED   FAIR
                                          COST       VALUE      COST     VALUE
                                       ---------------------- --------- --------
     Within 1 year.................... $    9,300  $    9,300 $    --   $    --
     1-5 years........................     13,187      13,251   10,593    10,625
     5-10 years.......................      3,000       2,997   10,063    10,131
     over ten years...................    214,186     215,552  152,137   152,174
                                       ----------  ---------- --------  --------
         Total........................ $  239,673  $  241,100 $172,793  $172,930
                                       ==========  ========== ========  ========

  As of December 31, 1996, approximately 97.3% of mortgage-backed securities available for sale and 62.5% of mortgage-backed securities held to maturity were adjustable rate.

5. INVESTMENTS IN REAL ESTATE AND REAL ESTATE PARTNERSHIPS

  The Company has certain subsidiaries that are engaged in various real estate activities individually or in joint ventures with unaffiliated partners. Investments in real estate and real estate partnerships are composed of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
     Operating properties
       Land...................................................... $  688 $1,320
       Buildings and improvements, net of accumulated
        depreciation of $2,832 and $4,133, respectively..........  2,042  4,318
                                                                  ------ ------
     Total investments in real estate............................  2,730  5,638
     Investments in real estate partnerships.....................     27    454
                                                                  ------ ------
         Investments in real estate and real estate
          partnerships........................................... $2,757 $6,092
                                                                  ====== ======

                      SIS BANCORP, INC. AND SUBSIDIARIES

  Net (income) expense of real estate operations is summarized as follows:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                            1996        1995         1994
                                         ----------  ----------  ------------
     Net (income) expenses of operating
      real estate....................... $      (26) $       (3) $        303
     Writedowns on real estate..........        447           6         5,011
     Net (gain)/loss on sale of real
      estate............................       (693)       (230)       (4,326)
                                         ----------  ----------  ------------
         Net (income) expenses of real
          estate operations............. $     (272) $     (227) $        988
                                         ==========  ==========  ============

  Depreciation expense of $299 in 1996, $381 in 1995, and $912 in 1994 is included in net (income) expenses of real estate operations. Losses recorded from the real estate partnerships under the equity method were $110, $69 and $987 for the same three year period and are also included in net (income) expenses of real estate operations. Loans to these partnerships at December 31, 1996 and 1995 amounted to $150 and $339, respectively.

6. LOANS RECEIVABLE, NET

  Loans receivable, net, is composed of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
     Residential real estate loans.......................... $242,410  $263,551
     Commercial real estate loans...........................  118,442   118,005
     Commercial loans.......................................  155,808   117,674
     Home equity loans......................................  104,206    67,657
     Consumer loans.........................................    4,132     6,196
                                                             --------  --------
     Total loans receivable.................................  624,998   573,083
     Less:
     Unearned discounts.....................................   (1,196)     (566)
     Allowance for possible loan losses.....................   15,597    14,986
                                                             --------  --------
         Loans receivable, net.............................. $610,597  $558,663
                                                             ========  ========

  At December 31, 1996 and December 31, 1995, residential real estate loans included loans held for sale of $5,171 and $6,724, respectively.

RISK ELEMENTS

  The Company grants commercial and residential loans to customers primarily in New England. Although the Company has a diversified portfolio, its debtors' ability to honor their contracts is substantially dependent upon the general economic conditions of the region. The Company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit exposure. Commercial loans may be collateralized by the assets underlying the borrowers' business such as accounts receivable, equipment, inventory and real property. Residential mortgage and home equity loans are generally secured by the real property financed. Commercial real estate loans are generally secured by the underlying real property and lease agreements.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The following table shows the components of non-performing assets:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1996   1995
                                                                 ------ -------
     Non-accruing loans......................................... $6,547 $ 9,037
     Loans past due 90 days and still accruing..................    428     587
                                                                 ------ -------
     Total non-performing loans.................................  6,975   9,624
     Foreclosed real estate, net................................    381   1,529
     Restructured loans on accrual status.......................    198   2,732
                                                                 ------ -------
         Total non-performing assets............................ $7,554 $13,885
                                                                 ====== =======

  The principal amount of non-performing loans, excluding non-performing restructured loans, aggregated approximately $6,975 and $9,422 at December 31, 1996 and 1995, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $963, $1,196 and $1,683 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income recorded on these loans during the three years ended December 31, 1996, 1995 and 1994 was $774, $983 and $1,203, respectively.

  The principal amount of restructured loans aggregated $198 at December 31, 1996, and $2,934 at December 31, 1995. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $20, $378 and $704 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income recorded on these loans amounted to $2, $180 and $570 for the years ended December 31, 1996, 1995 and 1994, respectively.

LOANS TO RELATED PARTIES

  At December 31, 1996, and 1995, the amount of loans outstanding to directors, officers and other related parties (including real estate partnerships) was approximately $7,328 and $9,854, respectively. There were no non-accrual loans included in the loans to related parties at December 31, 1996 and 1995. During 1996 and 1995, new loans aggregating $1,080 and $791, respectively, were made or added and deductions and repayments totaled $3,606 and $6,304, respectively. There were no charge-offs made against these loans in 1996 and 1995. Changes in the composition of the related parties resulted in additions to or deductions from loans outstanding to related parties.

7. ALLOWANCE FOR POSSIBLE LOAN LOSSES

  Changes in the allowance for possible loan losses are summarized as follows:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  -----------
     Balance, beginning of year.......... $   14,986  $   15,844  $    18,367
     Provision charged to operating
      expense............................      2,950       4,359       25,742
     Loan charge-offs....................     (4,555)     (6,068)     (31,104)
     Loan recoveries.....................      2,216         851        2,839
                                          ----------  ----------  -----------
         Balance, end of year............ $   15,597  $   14,986  $    15,844
                                          ==========  ==========  ===========

  As discussed in Note 1, the Company adopted FAS 114 effective January 1, 1995. The FAS 114 analysis is applied only to the commercial and commercial real estate loan portfolios. Because of their homogeneous nature,

                      SIS BANCORP, INC. AND SUBSIDIARIES
the Company's residential mortgage, home equity and consumer portfolios are evaluated collectively for impairment and a reserve requirement is developed under the historical loss method.

  Impaired loans are those loans for which, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All commercial and commercial real estate non-accrual loans are considered impaired loans, however the impaired classification may also include other loans which in Management's judgment meet the criteria described above.

  At December 31, 1996, the recorded investment in loans that are considered impaired under FAS 114 was $6,600 as compared to $8,036 at December 31, 1995. Included in this amount as of December 31, 1996 is $1,449 of impaired loans for which the related FAS 114 allowance is $33 and $5,151 of impaired loans for which the FAS 114 allowance is zero. At December 31, 1995 there were $857 of impaired loans for which the related FAS 114 allowance was $305 and $7,180 of impaired loans for which the FAS 114 allowance was zero. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $8,157 as compared to $9,789 during the year ended December 31, 1995. For the years ended December 31, 1996 and 1995, the Company recognized interest income on these impaired loans of $313 and $254, respectively.

8. FORECLOSED REAL ESTATE, NET

  Foreclosed real estate, net consists of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                  1996   1995
                                                                  -------------
     Residential................................................. $ 438 $   231
     Commercial..................................................   --    2,073
                                                                  ----- -------
                                                                    438   2,304
     Less valuation allowance....................................    57     775
                                                                  ----- -------
     Foreclosed real estate, net................................. $ 381 $ 1,529
                                                                  ===== =======

  Changes in the allowance for foreclosed real estate are summarized as follows:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                            1996        1995         1994
                                         ----------  ----------  ------------
     Balance, beginning of year......... $      775  $      542  $      3,420
     Provision charged to expense.......        --          836         6,034
     Dispositions, net..................       (718)       (603)       (8,912)
                                         ----------  ----------  ------------
         Balance, end of year........... $       57  $      775  $        542
                                         ==========  ==========  ============

  Foreclosed real estate expense is summarized as follows:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                            1996        1995         1994
                                         ----------  ----------  ------------
     Net expense (income) of operating
      foreclosed real estate............ $      149  $     (225) $        547
     Writedowns and net loss on
      foreclosed real estate, net.......        291         746         4,923
                                         ----------  ----------  ------------
         Foreclosed real estate
          expense....................... $      440  $      521  $      5,470
                                         ==========  ==========  ============

                      SIS BANCORP, INC. AND SUBSIDIARIES

9. BANK PREMISES, FURNITURE AND FIXTURES, NET

  Major categories of fixed assets are as follows:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
     Buildings and improvements................................ $29,746 $27,529
     Leasehold improvements....................................   7,189   6,114
     Furniture and fixtures....................................  15,350  14,828
                                                                ------- -------
                                                                 52,285  48,471
     Less accumulated depreciation.............................  25,179  22,765
                                                                ------- -------
     Bank premises, furniture and fixtures, net................ $27,106 $25,706
                                                                ======= =======

  Depreciation expense aggregated $2,698, $2,646 and $2,693 for the years ended December 31, 1996, 1995 and 1994, respectively, and is included in occupancy expense and furniture and equipment expense. Rental income of $1,503, $1,393 and $1,368 for the years ended December 31, 1996, 1995, and
1994, respectively, is included in occupancy expense.

10. DEPOSITS

  Deposits consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
   Demand deposits........................................... $100,527 $ 71,539
   NOW accounts..............................................   57,980   57,271
   Savings accounts..........................................  195,418  185,555
   Money market accounts.....................................  209,523  203,313
   Time deposits
     Time deposits under $100................................  353,506  337,099
     Time deposits of $100 or more...........................   52,563   30,609
                                                              -------- --------
       Total deposits........................................ $969,517 $885,386
                                                              ======== ========

                      SIS BANCORP, INC. AND SUBSIDIARIES

11. FEDERAL HOME LOAN BANK ADVANCES

  Pursuant to a blanket pledge agreement with the Federal Home Loan Bank ("FHLB") of Boston, advances are secured by the Company's stock in the FHLB, certain qualifying first mortgage loans, mortgage-backed and mortgage-related securities, and other securities not otherwise pledged.

  Advances from the FHLB at December 31, 1996 and 1995 are summarized as follows:

                                                         DECEMBER 31,
                                               ---------------------------------
                                                     1996             1995
                                               ---------------- ----------------
                                                       WEIGHTED         WEIGHTED
                                                       AVERAGE          AVERAGE
   YEAR OF MATURITY                            AMOUNT    RATE   AMOUNT    RATE
   ----------------                            ------- -------- ------- --------
   1996....................................... $   --     --    $40,000   5.75%
   1997.......................................  60,000   5.55%      --     --
   2001.......................................   1,100   6.23%      --     --
   2006.......................................   1,200   6.39%      --     --
   2011.......................................   1,690   6.97%      --     --
   2015.......................................   1,484   6.23%    1,500   6.23%
   2021.......................................   2,997   7.18%      --     --
                                               -------   ----   -------   ----
                                               $68,471   5.70%  $41,500   5.76%
                                               =======   ====   =======   ====

  The FHLB advances above which mature in the year 2001 and beyond are amortizing borrowings. The outstanding balances for each amortizing advance at December 31, 1996 and 1995 are listed above by their contractual maturities.

  At December 31, 1996 there was a commitment for a Community Investment Program Plus advance from the FHLB for $1,880 at 6.38% for settlement on January 15, 1997. There were no commitments for additional advances from the FHLB as of December 31, 1995.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  At December 31, 1996 and December 31, 1995, securities sold under agreements to repurchase totaled $176,577 and $31,101 respectively. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheet.

  An analysis of securities sold under agreements to repurchase identical securities for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                         1996     1995    1994
                                                       --------  -------  -----
   Maximum month-end balance during the period........ $176,577  $39,552  $ --
   Average balance during the period.................. $101,073  $19,297  $ --
   Weighted average interest rate during the period...     5.47%    5.87%   --
   Weighted average interest rate at end of period....     5.49%    5.49%   --

  At December 31, 1996, securities sold under agreements to repurchase had maturity ranges from January 1997 to November 1999 with a weighted average maturity at December 31, 1996 of 218 days.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  At December 31, 1996, mortgage-backed securities with carrying values totaling $182,787 and estimated fair values totaling $183,831 were pledged as collateral for securities sold under agreements to repurchase. It is the Company's policy to enter into repurchase agreements only with major brokerage firms that are primary dealers in government securities.

13. LOANS PAYABLE

  Loans payable consist of the following:

                                                                DECEMBER 31,
                                                                -------------
                                                                 1996   1995
                                                                ------ ------
Mortgage note payable, principal and interest are payable in equal monthly installments of $18. This fully amortizing
 mortgage note bears an interest rate of 7.5% and matures on
 October 25, 2015. Mortgage-backed securities with carrying
 values of $2,151 and estimated fair values of $2,201 were
 pledged as collateral for this mortgage note as of December
 31, 1995. This note was satisfied in full in January of
 1996..........................................................    --  $2,266
Note issued by the Company's Employee Stock Ownership Plan
 ("ESOP"), and guaranteed by the Company. This note is subject to mandatory redemption through the operation of a sinking
 fund commencing on the last business day of June 1995 and
 continuing on the last business day of each June and December thereafter. The note bears interest at a variable rate per
 annum equal to the Prime Rate as published from time to time in the Wall Street Journal. The interest rate at December 31,
 1996 was 8.25%. The proceeds for the issuance of the note were used by the Company's ESOP solely for the purpose of
 purchasing 445,000 shares of the Company's common stock.......  2,848  3,204
                                                                ------ ------
                                                                $2,848 $5,470
                                                                ====== ======

  Aggregate required principal payments on the loans payable at December 31, 1996 for the next five years and thereafter are as follows:

             1997.............................. $  356
             1998..............................    356
             1999..............................    356
             2000..............................    356
             2001..............................    356
             2002 and thereafter...............  1,068
                                                ------
                                                $2,848
                                                ======

  At December 31, 1996, investment securities having a carrying value of $3,400 and an estimated fair value of $3,423 were pledged to collateralize a letter of credit supporting the ESOP note, which honors demands for payment by the Note Trustee presented in accordance with the terms of the letter of credit.

  At December 31, 1996, the Company had an available, but unused, line of credit in the amount of $22,000 with the FHLB of Boston and an available, but unused, line of credit in the amount of $10,000 with another financial institution.

                      SIS BANCORP, INC. AND SUBSIDIARIES

14. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying or notional amounts and fair values.

                                           DECEMBER 31, 1996 DECEMBER 31, 1995
                                           ----------------- -----------------
                                           CARRYING   FAIR   CARRYING   FAIR
                                            AMOUNT   VALUE    AMOUNT   VALUE
                                           -------- -------- -------- --------
   Financial Assets:
     Cash and due from banks.............. $ 31,902 $ 31,902 $ 30,377 $ 30,377
     Federal funds sold and interest-
      bearing deposits....................   10,045   10,045    8,045    8,045
     Investment securities................  641,497  640,940  419,777  419,914
     Loans receivable net.................  610,597  626,546  558,663  577,772
     Accrued interest and dividends
      receivable..........................    8,982    8,982    7,109    7,109
   Financial Liabilities:
     Deposits............................. $969,517 $969,933 $885,386 $886,529
     Federal Home Loan Bank advances......   68,471   68,599   41,500   41,543
     Securities sold under agreements to
      repurchase..........................  176,577  176,544   31,101   31,189
     Loans payable........................    2,848    2,848    5,470    5,746
                                           NOTIONAL   FAIR   NOTIONAL   FAIR
                                            AMOUNT   VALUE    AMOUNT   VALUE
                                           -------- -------- -------- --------
   Unrecognized Financial Instruments:
     Standby letters of credit............ $  4,233 $     42 $    252 $      3
     Commitments to extend credit.........  184,238      --   133,084      --

  Certain assets, which are not financial instruments and, accordingly, are not included in the above fair values, contribute substantial value to the Company in excess of the related amounts recognized in the balance sheet. These include the core deposit intangibles and the related retail banking network, and mortgage servicing rights.

  A discussion of the methodologies and assumptions used by the Company in determining these fair values is included in Note 1 under the subheading "Fair Values of Financial Instruments."

15. PENSION PLAN AND OTHER EMPLOYEE BENEFIT PLANS

  The Company's pension plan covers all employees who meet certain age and service requirements. Vested benefits, paid at retirement, are computed based upon a formula considering length of service and average compensation. Plan assets consist of marketable equity securities and United States Government and agency obligations. Net periodic pension cost for 1996, 1995 and 1994 included the following components:

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                       -----------------------
                                                        1996     1995    1994
                                                       -------  -------  -----
     Service cost--current period..................... $   786  $   631  $ 847
     Interest cost on projected benefit obligation....     712      725    680
     Actual return on assets..........................  (1,330)  (1,549)  (474)
     Net amortization and deferral....................     532      799   (213)
                                                       -------  -------  -----
     Net periodic pension cost........................ $   700  $   606  $ 840
                                                       =======  =======  =====

                      SIS BANCORP, INC. AND SUBSIDIARIES

  Assumptions used in the accounting for pension cost in 1996, 1995, and 1994 were as follows:

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
   Discount rate...................................     7.5%     7.0%     8.0%
   Average remaining service....................... 28 years 28 years 28 years
   Expected long-term rate of return on plan
    assets.........................................     8.0%     8.0%     8.0%

  The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The average wage increase assumption of 5% reflects the Company's best estimate of the future compensation levels of the individual employees covered by the plan. The expected long-term rate of return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plan.

  The funded status of the plan for its most recent fiscal years is as follows:

                                                              OCTOBER 31,
                                                            -----------------
                                                             1996      1995
                                                            -------  --------
   Accumulated benefit obligation
     Vested benefits....................................... $ 5,027  $  6,292
     Nonvested benefits....................................     336       278
                                                            -------  --------
   Accumulated benefit obligation.......................... $ 5,363  $  6,570
                                                            =======  ========
   Projected benefit obligation............................ $(8,464) $(10,170)
   Plan assets at fair value...............................   8,357     8,808
                                                            -------  --------
   Projected benefit obligation in excess of plan assets...    (107)   (1,362)
   Unrecognized net (gain)/loss............................  (4,076)   (2,103)
   Unrecognized net transition asset being recognized over
    25 years...............................................    (297)     (316)
                                                            -------  --------
   Accrued pension cost.................................... $(4,480) $ (3,781)
                                                            =======  ========

  As discussed in Note 1, the Company formed an ESOP with the completion of the Conversion in February, 1995. ESOP compensation expense for the year ended December 31, 1996 was $1,065 as compared to expense of $749 for the year ended December 31, 1995. The ESOP shares as of December 31, 1996 and 1995 were as follows (dollars in thousands except share amounts):

                                                                FOR THE YEARS
                                                                    ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
   Allocated shares, net.....................................   53,549      --
   Shares released for allocation............................   53,829   54,812
   Unreleased shares.........................................  336,359  390,188
                                                              -------- --------
     Total ESOP shares.......................................  443,737  445,000
                                                              ======== ========
     Fair value of unreleased shares......................... $  7,694 $  6,389
                                                              ======== ========


16. STOCK PLANS

  As discussed in Note 1, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's

                      SIS BANCORP, INC. AND SUBSIDIARIES

Stock Option Plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                                 1996    1995
                                                                ------- -------
   Net income...................................... As reported $18,160 $11,459
                                                    Pro forma   $17,567 $11,311
   Primary earnings per share...................... As reported $  3.29 $  2.21
                                                    Pro forma   $  3.22 $  2.22
   Fully diluted earnings per share................ As reported $  3.26 $  2.19
                                                    Pro forma   $  3.18 $  2.19

 STOCK OPTION PLAN

  Under the Company's Stock Option Plan, the Company may grant stock options to certain employees and non-employee directors of the Company for the purchase of the Company's common stock. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and the maximum term of the option is 10 years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 2.5% for both years; expected volatility of 24% and 25%; risk-free interest rates of 6.42% and 5.57%; and expected lives of 5 years for both periods.

  A summary of the status of the Company's Stock Option Plan as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                       FOR THE YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                          1996                    1995
                                 ----------------------- ----------------------
                                            WEIGHTED-              WEIGHTED-
                                             AVERAGE                AVERAGE
                                 SHARES   EXERCISE PRICE SHARES  EXERCISE PRICE
                                 -------  -------------- ------- --------------
   Options outstanding,
    beginning of year..........  415,600       $12           --       $--
     Granted...................  194,700        18       415,600        12
     Exercised.................      --        --            --        --
     Cancelled.................  (16,000)       12           --        --
                                 -------                 -------
       Options outstanding, end
        of year................  594,300       $14       415,600      $ 12
                                 =======                 =======
   Options exercisable at year-
    end........................  187,280                     --
   Weighted-average fair value
    of options granted during
    the year...................    $4.50                   $3.06

  The following table summarizes information regarding stock options outstanding at December 31, 1996:

                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                            ----------------------------------------- ---------------------
                                                            WEIGHTED-             WEIGHTED-
                                NUMBER     WEIGHTED-AVERAGE  AVERAGE    NUMBER     AVERAGE
   RANGE OF                 OUTSTANDING AT    REMAINING     EXERCISE  EXERCISABLE EXERCISE
   EXERCISE PRICES             12/31/96    CONTRACTUAL LIFE   PRICE   AT 12/31/96   PRICE
   ---------------          -------------- ---------------- --------- ----------- ---------
   $10 to $15..............    399,600        8.1 years        $12      156,280      $12
   $16 to $23..............    194,700        9.2 years        $18       31,000      $18
                               -------                                  -------
   $10 to $23..............    594,300        8.5 years        $14      187,280      $13
                               =======                                  =======

                      SIS BANCORP, INC. AND SUBSIDIARIES

 RESTRICTED STOCK PLAN

  The Company's Restricted Stock Plan provides for the granting of restricted stock to certain employee and non-employee directors of the Company. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the Restricted Stock Plan of $848 and $230 for 1996 and 1995, respectively.

  A summary of the Company's Restricted Stock Plan as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
   Balance, beginning of year............................   148,200        --
     Granted.............................................    18,900    148,200
     Cancelled...........................................    (6,000)       --
                                                          ---------  ---------
   Balance, end of year..................................   161,100    148,200
                                                          =========  =========
   Weighted-average fair value of restricted shares
    granted during the year..............................       $18        $12

17. FEES AND OTHER INCOME

  Fees and other income are composed of the following:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1996        1995       1994
                                              ----------- ---------- ----------
   Loan charges and fees..................... $     3,259     $3,221     $3,213
   Deposit related fees......................       6,236      5,191      4,122
   Other charges and fees....................       1,115        355      1,547
                                              ----------- ---------- ----------
                                                  $10,610     $8,767     $8,882
                                              =========== ========== ==========

18. OTHER OPERATING EXPENSES

  Other operating expenses are composed of the following:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   1996       1995       1994
                                                ---------- ---------- ----------
   Marketing................................... $    1,976 $    1,107 $    1,405
   Insurance...................................        379      2,440      3,270
   Professional services.......................      2,944      2,902      4,076
   Outside processing..........................      4,118      2,893      2,683
   Other.......................................      4,782      4,426      3,675
                                                ---------- ---------- ----------
                                                $   14,199    $13,768    $15,109
                                                ========== ========== ==========

                      SIS BANCORP, INC. AND SUBSIDIARIES

19. INCOME TAXES

  The components of the income tax benefit for the years ended December 31 are as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------
                                                1996         1995        1994
                                             -----------  -----------  ----------
   Current
     Federal................................ $       334  $       136  $     --
     State..................................         896           99        --
   Deferred
     Federal................................      (6,323)      (6,363)       --
     State..................................         820          369        --
                                             -----------  -----------  ---------
                                             $    (4,273) $    (5,759) $     --
                                             ===========  ===========  =========

  A reconciliation of the statutory income tax rate to the consolidated effective income tax rate as well as a reconciliation of expected income tax benefit, computed at the applicable statutory rate, to the actual income tax benefit for the three years ended December 31, 1996, 1995, and 1994 follows:

                                      FOR THE YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------
                                 1996                1995                 1994
                          ------------------- -------------------  -------------------
                                   PERCENTAGE          PERCENTAGE           PERCENTAGE
                                   OF PRETAX           OF PRETAX            OF PRETAX
                          AMOUNT     INCOME   AMOUNT     INCOME    AMOUNT      LOSS
                          -------  ---------- -------  ----------  -------  ----------
Federal income tax at
 statutory rate.........  $ 4,722     34.00 % $ 1,938     34.00 %  $(9,148)   (34.00)%
Change in valuation
 allowance..............   (7,867)   (56.65)%  (8,002)  (140.38)%    9,952     36.99 %
State income taxes......    1,133      8.16 %     309      5.42 %      --        --
Tax bad debt recapture..   (2,790)   (20.09)%     --        --         --        --
Employee stock ownership
 plan...................      207      1.49 %     --        --         --        --
Other...................      322      2.31 %      (4)    (0.07)%     (804)    (2.99)%
                          -------    ------   -------   -------    -------    ------
                          $(4,273)   (30.78)% $(5,759)  (101.03)%  $   --      (0.00)%
                          =======    ======   =======   =======    =======    ======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              --------  -------
   Deferred tax assets:
     Allowance for loan losses............................... $  3,783  $ 5,622
     Accrued pension.........................................    2,023    1,720
     Employee stock awards...................................      190      132
     Net operating loss carryforwards........................    5,448    4,261
     Alternative minimum tax credit carryforwards............      430      298
     Investment tax credit carryforwards.....................    1,721    1,721
     Other...................................................      956    1,549
                                                              --------  -------
       Total gross deferred tax assets.......................   14,551   15,303
                                                              --------  -------
   Deferred tax liabilities:
     Investment in real estate and bank premises.............   (2,754)  (1,442)
     Other...................................................     (888)     --
                                                              --------  -------
       Total gross deferred tax liabilities..................   (3,642)  (1,442)
                                                              --------  -------
   Net deferred tax asset prior to valuation allowance.......   10,909   13,861
   Valuation allowance.......................................      --    (7,867)
                                                              --------  -------
   Net deferred tax asset after valuation allowance.......... $ 10,909  $ 5,994
                                                              ========  =======

                      SIS BANCORP, INC. AND SUBSIDIARIES

  In accordance with SFAS 109, "Accounting for Income Taxes", Management evaluated the income tax benefits associated with deductible temporary differences, based on the weight of available evidence, as to whether it is more likely than not that the income tax benefits would be realized. As a result, a 100% valuation allowance against the Company's net deferred tax asset was established at December 31, 1994. Management reviews the valuation allowance on a periodic basis, and, based upon all available facts and circumstances at that time, may adjust the level of the allowance.

  During both the fourth quarter of 1995, and the third quarter of 1996, Management's evaluation of the weight of currently available evidence resulted in the conclusion that it was more likely than not that the Company would realize a portion of its net deferred tax asset which was reserved for at those times. At December 31, 1995, Management reduced the Company's 100% valuation allowance from $15,869 to $7,867, while at September 30, 1996, Management reduced the remaining valuation allowance at that date of $5,229 to zero. In both instances, Management's judgment was influenced by factors including changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences. As a result of these adjustments the net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a net decrease of $7,867 and $8,002, respectively.

  Also in the third quarter of 1996, pursuant to the enactment of the Small Business Jobs Protection Act during 1996, the Company was required, for tax purposes, to change its method of accounting for bad debts. The change required the Company to change from the reserve method to the specific charge-off method. The Company recognized a one-time tax benefit of $2,790 during the third quarter, representing the tax effects of pre-1988 loan loss reserves not subject to recapture provisions. As a result of this third quarter activity, the Company became fully taxable for financial reporting purposes beginning in the fourth quarter of 1996. Certain future distribution in excess of the Company's current earnings and profits would require the recapture of the taxes related to the pre-1988 loan loss reserves that were not subject to recapture under the Small Business Jobs Protection Act. The total tax liability that would be subject to recapture for which no deferred tax liability has been recorded is $2,790.

  At December 31, 1996, the Company had investment tax credit carryforwards of approximately $1,721 which expire in years from 1998 through 2008. In addition, the Company had alternative minimum tax credit carryforwards of approximately $430 which have an indefinite utilization period. At December 31, 1996, the Company had federal net tax operating loss carryforwards of approximately $5,223 which will expire in the years 2009 through 2010. The Company has $225 of state net operating loss carryforwards as of December 31, 1996, which will expire in 1999.

  If certain substantial direct or indirect changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards (including certain net unrealized built-in losses) which can be utilized for regular and alternative minimum tax purposes.

20. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

 OFF-BALANCE SHEET INSTRUMENTS

  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk which are not reflected in the Balance Sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The Company uses the same credit policies in making commitments and standby letters of credit as it does for on-balance sheet instruments.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management's credit evaluation of the counterparty. The Company's commitments to extend credit, which includes unused lines of credit and commitments to fund loans, were approximately $184,238 and $133,084 at December 31, 1996 and 1995, respectively.

  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company's commitments under standby letters of credit were $4,233 and $252 at December 31, 1996 and 1995, respectively.

  Commitments to sell loans are contracts for delayed delivery of loans in which the Company agrees to make delivery at a specific future date of a specified instrument, at a specific price or yield. Risks arise from the possible inability to meet the terms of the contracts and from movements in interest rates. The Company had commitments to sell $11,603 and $16,054 of loans at December 31, 1996 and 1995, respectively.

 LEASES

  The Company leases certain of its branch office facilities and equipment under nonfinancing leases having various maturities to 2010. Certain of the leases require payment of real estate taxes, insurance and maintenance. The future minimum rental payments required under these leases are approximately as follows:

             YEAR ENDED DECEMBER 31,
             -----------------------
             1997.............................. $  576
             1998..............................    571
             1999..............................    576
             2000..............................    585
             2001..............................    510
             2002--2010........................  1,805
                                                ------
                                                $4,623
                                                ======

  Total rental expense for 1996, 1995, and 1994 amounted to approximately $475, $431, and $461, respectively.

 LITIGATION

  The Company is involved in litigation arising in the normal course of business. Management does not believe that the ultimate liabilities arising from such litigation, if any, would be material in relation to the consolidated results of operations or financial position of the Company.

                      SIS BANCORP, INC. AND SUBSIDIARIES

21. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

  Following is the quarterly financial information of the Company for 1996 and 1995:

                          FIRST QUARTER  SECOND QUARTER  THIRD QUARTER   FOURTH QUARTER
                          -------------  --------------  --------------- --------------
                           1996   1995    1996    1995    1996     1995   1996    1995
                          ------ ------  ------- ------  -------  ------ ------- ------
Net interest and divi-
 dend income............  $9,571 $9,260  $10,457 $9,251  $11,245  $9,439 $11,831 $9,410
Provision for possible
 loan losses............     700  1,153      750  1,202      750   1,002     750  1,002
Net gain (loss) on sale
 of loans...............     270     (6)     162     (4)     105      72      67    180
Net gain (loss) on sale
 of securities..........       2      4      --      10       62     --      192   (899)
Fees and other income...   2,309  2,048    2,575  2,188    2,761   2,099   2,965  2,432
Noninterest expense.....   8,836  9,325    9,122  8,888    9,643   8,746  10,137  8,466
Income tax expense (ben-
 efit)..................     212     39      278     74   (6,421)     50   1,658 (5,922)
                          ------ ------  ------- ------  -------  ------ ------- ------
Net income..............  $2,404 $  789  $ 3,044 $1,281  $10,201  $1,812 $ 2,510 $7,577
                          ====== ======  ======= ======  =======  ====== ======= ======
Earnings per share and
 pro forma earnings per
 share
Primary.................  $ 0.45 $ 0.15  $  0.56 $ 0.25  $  1.85  $ 0.35 $  0.45 $ 1.43
Fully diluted...........  $ 0.45 $ 0.15  $  0.56 $ 0.25  $  1.84  $ 0.34 $  0.45 $ 1.43

22. REGULATORY CAPITAL

  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 1996, the Bank is considered well capitalized under the FDIC's applicable prompt corrective action regulations.

  Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

  As of December 31, 1996 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The Company's and Bank's actual capital amounts and ratios are presented in the table. No deductions were made from capital for interest-rate risk.

                                                                MINIMUM
                                                MINIMUM      REQUIREMENTS
                                             REQUIREMENTS     TO BE WELL
                                              FOR CAPITAL  CAPITALIZED UNDER
                                               ADEQUACY    PROMPT CORRECTIVE
                                  ACTUAL       PURPOSES    ACTION PROVISIONS
                              -------------- ------------- -------------------
                               AMOUNT  RATIO AMOUNT  RATIO  AMOUNT     RATIO
                              -------- ----- ------- ----- ---------- --------
AS OF DECEMBER 31, 1996:
Tier I Capital (to Average
 Assets)
  Company.................... $ 96,317  7.4% $52,007 4.0%         N/A
  Bank....................... $ 95,816  7.4% $51,999 4.0%     $64,999     5.0%
Tier I Capital (to Risk
 Weighted Assets)
  Company.................... $ 96,317 12.8% $30,118 4.0%         N/A
  Bank....................... $ 95,816 12.7% $30,110 4.0%     $45,165     6.0%
Total Capital (to Risk
 Weighted Assets)
  Company.................... $105,804 14.1% $60,236 8.0%         N/A
  Bank....................... $105,300 14.0% $60,220 8.0%     $75,275    10.0%
AS OF DECEMBER 31, 1995:
Tier I Capital (to Average
 Assets)
  Bank....................... $ 79,197  7.6% $41,682 4.0%     $52,103     5.0%
Tier I Capital (to Risk
 Weighted Assets)
  Bank....................... $ 79,197 12.5% $25,343 4.0%     $38,015     6.0%
Total Capital (to Risk
 Weighted Assets)
  Bank....................... $ 87,101 13.8% $50,493 8.0%     $63,116    10.0%

23. PARENT COMPANY FINANCIAL INFORMATION

  The following condensed balance sheet at December 31, 1996 and condensed statements of operations and of cash flows for the period June 21, 1996 (date of parent company formation) to December 31, 1996 for SIS Bancorp, Inc. (parent company only) reflect the Company's investment in its wholly owned subsidiary using the equity method of accounting. The company had no results prior to June 21, 1996.

                                                               DECEMBER 31,
     CONDENSED BALANCE SHEET                                       1996
     -----------------------                              ----------------------
                                                          (DOLLARS IN THOUSANDS)
     ASSETS
     Cash and due from banks.............................        $    --
     Investment securities available for sale............             206
     Due from subsidiaries...............................             398
     Investment in subsidiaries..........................         101,416
                                                                 --------
       Total assets......................................        $102,020
                                                                 ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Borrowings from subsidiaries........................        $    --
     Other liabilities...................................             103
                                                                 --------
       Total liabilities.................................             103
     Stockholders' equity................................         101,917
                                                                 --------
       Total liabilities and stockholders' equity........        $102,020
                                                                 ========

                       SIS BANCORP, INC. AND SUBSIDIARIES

                                                              FOR THE PERIOD FROM
                                                                JUNE 21, 1996 TO
     CONDENSED STATEMENT OF INCOME                             DECEMBER 31, 1996
     -----------------------------                           ----------------------
                                                             (DOLLARS IN THOUSANDS)
     Revenues
       Interest income on investments available for sale....        $     7
       Other income.........................................            --
                                                                    -------
         Total income.......................................              7
     Expenses
       Interest expense.....................................            --
       Other expenses.......................................            155
                                                                    -------
         Total expenses.....................................            155
     Income before income taxes and equity in undistributed
      income of subsidiaries................................           (148)
       Income taxes.........................................            --
                                                                    -------
     Income before equity in undistributed income of
      subsidiaries..........................................           (148)
     Equity in undistributed income of subsidiaries.........         18,308
                                                                    -------
     Net income.............................................        $18,160
                                                                    =======

                                                              FOR THE PERIOD FROM
                                                                JUNE 21, 1996 TO
     CONDENSED STATEMENT OF CASH FLOWS                         DECEMBER 31, 1996
     ---------------------------------                       ----------------------
                                                             (DOLLARS IN THOUSANDS)
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income...........................................        $ 18,160
       Equity in undistributed earnings of subsidiaries.....         (18,308)
       Other, net...........................................             --
                                                                    --------
         Net cash used in operating activities..............            (148)
                                                                    --------
     CASH FLOWS FROM INVESTING ACTIVITIES
       Investment in subsidiaries...........................         (86,297)
       Purchases of investment securities...................            (257)
       Sale of investment securities........................              51
       Other, net...........................................             --
                                                                    --------
         Net cash used in investing activities..............         (86,503)
                                                                    --------
     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock...............          86,547
       Advances from subsidiaries...........................             155
       Repayments of advances from subsidiaries.............             (51)
       Dividends paid.......................................             --
       Other, net...........................................             --
                                                                    --------
         Net cash provided by financing activities..........          86,651
                                                                    --------
     Net Increase in cash and due from banks................             --
     Beginning balance: cash and due from banks.............             --
                                                                    --------
     Ending balance: cash and due from banks................        $    --
                                                                    ========

                      SIS BANCORP, INC. AND SUBSIDIARIES

24. SUBSEQUENT EVENTS

  On January 23, 1997, the Company announced the declaration of its first quarterly cash dividend in the amount of $0.12 per share payable on February 20, 1997 to shareholders of record as of the close of business on February 3, 1997. In addition, on that same date, the Company announced its Board of Directors had authorized a share repurchase program and adopted a shareholder rights plan.

  Under the share repurchase program, the Board of Directors has authorized the Company to purchase up to 286,180 of its own shares, or up to 5% of the common stock issued and outstanding as of December 31, 1996. The repurchased shares will be held in treasury and will be available for issuance in connection with various employee and director benefit programs.

  Under the shareholder rights plan each shareholder of record as of the close of business on February 3, 1997 received one right for each share of common stock held by such shareholder to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $100.00. Until and unless the rights are triggered, the rights will be evidenced by the common stock certificates directly, and will transfer automatically with the transfer of any common stock. The initial issuance of the rights has no dilutive effect on the outstanding shares of the Company or the Company's earnings, is not taxable to the Company or to the shareholders, and does not otherwise affect the trading of the Company's shares. If the rights are not triggered or otherwise redeemed by the Board of Directors, the rights will expire on January 22, 2007.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SIS Bancorp, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of SIS Bancorp, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Boston, Massachusetts
January 23, 1997

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) INFORMATION REGARDING DIRECTORS: The Directors of the Registrant are listed below. The other information required by the response to this Item is contained in the discussion under the caption "Information Regarding Directors and Nominees" contained on pages 3 through 6 of the Proxy Statement filed as
Schedule 14A with the SEC, which is incorporated by reference herein.

     NAME & PRINCIPAL OCCUPATION          POSITION HELD WITH COMPANY
     ---------------------------          --------------------------
     Sr. Mary Caritas (Geary), S.P.       Director
      Retired, former President & CEO of
      Mercy Hospital
     John M. Naughton                     Chairman of the Board of Directors
      Retired, former Executive
      VicePresident,
      Massachusetts Mutual Life
      Insurance Co.
     Charles L. Johnson                   Director
      Consultant--Associated Energy
      Managers,
      investment management firm
     F. William Marshall, Jr.             Director, President and Chief
      President & CEO, SIS Bancorp, Inc.   Executive Officer
      and SIS Bank
     Thomas O'Brien                       Director
      Dean, School of Management
      University of Massachusetts
     William B. Hart, Jr.                 Director
      President, the Dunfey Group,
      an investment corporation
     Stephen A. Shatz                     Director
      Attorney, partner in Shatz,
      Schwartz & Fentin, P.C.

  (b) PRINCIPAL OFFICERS OF THE COMPANY: The following table sets forth certain information regarding the executive officers and other principal officers of the Company and its subsidiaries. The other information required by the response to this Item regarding those persons who are executive officers of the Company is contained in the discussion under the caption "Executive Officers of the Company and its Subsidiaries" contained on page 7 of the Proxy Statement filed as Schedule 14A with the SEC, which is incorporated by reference herein.

 NAME                     POSITION AND OFFICE WITH THE COMPANY
 ----                     ------------------------------------
 F. William Marshall, Jr. President & Chief Executive Officer, Director--SIS Bancorp,
                           Inc. and SIS Bank
 Frank W. Barrett         Executive Vice President/Credit & Commercial Lending Group--
                           SIS Bank
 B. John Dill             Executive Vice President--SIS Bank; President of Colebrook
                           Corporation

         NAME                       POSITION AND OFFICE WITH THE COMPANY
         ----                       ------------------------------------
 John F. Treanor       Executive Vice President, Treasurer & Chief Financial
                        Officer--SIS Bancorp, Inc. and SIS Bank
 Gilbert F. Ehmke      Senior Vice President & Chief Investment Officer--SIS Bancorp,
                        Inc. and SIS Bank
 Henry J. McWhinnie    Senior Vice President/Human Resources Group--SIS Bank
 Jeanne Rinaldo        Senior Vice President/Residential Mortgage Group-SIS Bank
 Christopher A. Sinton Senior Vice President/Retail Banking Group--SIS Bank
 Michael E. Tucker     Senior Vice President, General Counsel & Clerk--SIS Bancorp,
                        Inc. and SIS Bank
 Ting Chang            Vice President, Investor Relations & Corporate Planning-- SIS
                        Bancorp, Inc. and SIS Bank
 Laura Sotir Katz      Vice President & Controller--SIS Bancorp, Inc. and SIS Bank
 Brian Schwartz        Vice President & Director of Internal Auditing--SIS Bank

  (c) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: The information required by the response to this Item is contained in the discussion under the caption "Section 16(a) Compliance" contained on page 22 of the Proxy Statement filed as Schedule 14A with the SEC, which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this Item is contained in the discussion under the captions "Executive Compensation", "Employment Agreements", "Benefits Under Plans", contained on Pages 8 through 20 of the Proxy Statement, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this Item is incorporated by reference from the discussion under the headings "Stock owned by Directors and Management" on Page 4 of the Proxy Statement, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

  The response to this Item is contained in the discussion under the captions "Transactions with Certain Related Persons" and "Certain Business
Relationships" contained on Page 20 of the Proxy Statement, which is incorporated by reference herein.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

  (a) CONTENTS:

    (1) FINANCIAL STATEMENTS: All Financial Statements are included as Part II, Item 8 of this Report. The index is on page 35 of this Report.

    (2) FINANCIAL STATEMENT SCHEDULES: None

  (b) REPORTS ON FORM 8-K: None were filed during the fourth quarter of 1996.

  (c) EXHIBITS:

    EXHIBIT NO.                          EXHIBIT                           LOCATION
    -----------                          -------                           --------
    (3)(a).     Articles of Organization of SIS Bancorp, Inc.                 (1)
    (3)(b).     By-laws of SIS Bancorp, Inc.                                  (1)
    4(a).       Specimen Common Stock Certificate
    10.         Material Contracts
    (a)         Employment agreements for Messrs. F. William Marshall,
                 Jr., Frank W. Barrett, B. John Dill, John F. Treanor,
                 Henry J. McWhinnie, Ms. Jeanne Rinaldo, Mr. Michael E.
                 Tucker                                                       (1)
    (b)         Employment agreements for Messrs. Gilbert F. Ehmke and
                 Christopher A. Sinton.                                       (2)
    (c)         Director and Management Stock Option Plan, as amended.        (2)
    (d)         Director and Management Restricted Stock Plan, as
                 amended.                                                     (2)
    (e)         Rights Agreement dated January 22, 1997 by and between
                 the Company and Chase Mellon Shareholder Services, as
                 Rights Agent                                                 (3)
    11.         Statement Regarding Computation of Per Share Earnings
    21.         Subsidiaries of the Registrant
    23.         Consent of Price Waterhouse, LLP.

--------
Locations of Exhibits if not attached hereto:
(1) Exhibit is incorporated by reference to the Form 8-A Registration Statement filed by the Company with the Securities and Exchange Commission ("SEC") on June 21, 1996.
(2) Exhibit is incorporated by reference to the Form 10-Q for the quarter ending June 30, 1996.
(3) Exhibit is incorporated by reference to the Form 8-A Registration Statement filed by the Company with the SEC on January 23, 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE BANK HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

February 26, 1997

                                          Springfield Institution for Savings


                                          By: /s/ F. William Marshall, Jr.
                                              --------------------------------
                                              F. William Marshall, Jr.,
                                              President and
                                              Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES ON THE DATES INDICATED.


SIGNATURE                            TITLE                        DATE
---------                            -----                        ----

By: /s/ F. William Marshall, Jr.     President, Chief             February 26,
   -----------------------------      Executive Officer and       1997
   F. William Marshall, Jr.            Director


By: /s/ John F. Treanor              Executive Vice               February 26,
   -----------------------------      President, Chief            1997
   John F. Treanor                    Financial Officer and
                                      Treasurer


By: /s/ Laura Sotir Katz             Vice President,              February 26,
   -----------------------------      Controller (Chief           1997
   Laura Sotir Katz                   Accounting Officer)


By: /s/ John M. Naughton             Director, Chairman of        February 26,
   -----------------------------      the Board                   1997
   John M. Naughton


By: /s/ Sr. Mary Caritas Geary       Director                     February 26,
   -----------------------------                                  1997
   Sister Mary Caritas Geary, S.P.


By: /s/ Charles L. Johnson           Director                     February 26,
   -----------------------------                                  1997
   Charles L. Johnson


By: /s/ Stephen A. Shatz             Director                     February 26,
   -----------------------------                                  1997
   Stephen A. Shatz


By: /s/ Thomas O'Brien               Director                     February 26,
   -----------------------------                                  1997
   Thomas O'Brien


By: /s/ William B. Hart, Jr.         Director                     February 26,
   -----------------------------                                  1997
   William B. Hart, Jr.