Form 10-Q
period 1997-03-31
SIS BANCORP INC
filed 1997-05-14
CIK 1013049

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/97

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 5,616,800 shares as of May 7, 1997.

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. SIS Bancorp, Inc. and its subsidiaries (the "Company") wish to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf on the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

                       SIS BANCORP, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                                      INDEX


                                                                       PAGE NO.

   PART I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited)

   Condensed Consolidated Statement of Operations for the
   three months ended March 31, 1997 and 1996.............................  1

   Condensed Consolidated Statement of Financial Condition
   at March 31, 1997 and December 31, 1996................................  2

   Condensed Consolidated Statement of Cash Flows for the
   three months ended March 31, 1997 and 1996.............................  3

   Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the three months ended March 31, 1997 and 1996.....................  5

   Notes to the Unaudited Financial Statements............................  6


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............  8


   PART II     OTHER INFORMATION

   Item 1.     Legal Proceedings.......................................... 22

   Item 2.     Changes in Securities...................................... 22

   Item 3.     Default upon  Senior Securities............................ 22

   Item 4.     Submission of Matters to a Vote of Security Holders........ 22

   Item 5.     Other Information.......................................... 22

   Item 6.     Exhibits and Reports on Form 8-K........................... 22



SIGNATURES................................................................ 23

                       SIS BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars In Thousands Except Per Share Amounts)


                                                            (Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                        1997            1996
                                                     -----------    -----------
Interest and dividend income:
    Loans                                            $    12,984    $    11,552
    Investment securities available for sale               7,788          4,126
    Investment securities held to maturity                 3,363          2,946
    Federal funds sold and short term investments            229            214
                                                     -----------    -----------
              Total interest and dividend income          24,364         18,838
                                                     -----------    -----------
Interest expense:
    Deposits                                               8,337          8,077
    Borrowings                                             3,534          1,190
                                                     -----------    -----------
              Total interest expense                      11,871          9,267
                                                     -----------    -----------
Net interest and dividend income                          12,493          9,571
Less: Provision for possible loan losses                     401            700
                                                     -----------    -----------
Net interest and dividend income after provision
    for possible loan losses                              12,092          8,871

Noninterest income:
    Net gain on sale of loans                                106            270
    Net gain on sale of securities                          --                2
    Fees and other income                                  2,612          2,309
                                                     -----------    -----------
              Total noninterest income                     2,718          2,581
                                                     -----------    -----------

Noninterest expense:
    Operating expenses:
         Salaries and employee benefits                    4,719          4,250
         Occupancy expense of bank premises, net             976            782
         Furniture and equipment expense                     508            542
         Other operating expenses                          3,673          3,116
                                                     -----------    -----------
              Total operating expenses                     9,876          8,690
                                                     -----------    -----------
    Foreclosed real estate (income)expense                   (28)           160
    Net expense (income) of real estate operations           421            (14)
                                                     -----------    -----------
              Total noninterest expense                   10,269          8,836

Income before income tax expense                           4,541          2,616
Income tax expense                                         1,771            212
                                                     -----------    -----------
              Net income                             $     2,770    $     2,404
                                                     ===========    ===========

Earnings per share:
         Primary                                     $      0.50    $      0.45
         Fully diluted                               $      0.50    $      0.45

Weighted average shares outstanding:
         Primary                                       5,559,144      5,336,487
         Fully diluted                                 5,559,284      5,336,487



          See accompanying Notes to the Unaudited Financial Statements


                       SIS BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   (Dollars In Thousands Except Share Amounts)


                                                                                  (Unaudited)
                                                                                   March 31,     December 31,
                                                                                     1997            1996
                                                                                 ------------   -------------
ASSETS

Cash and due from banks                                                          $    42,524    $    31,902
Federal funds sold and short-term investments                                         21,656         10,045
Investment securities available for sale                                             480,070        449,323
Investment securities held to maturity (fair value: $185,962
  at March 31, 1997 and $191,617 at December 31, 1996)                               188,614        192,174
Loans receivable, net of allowance for possible losses
  ($16,287 at March 31, 1997 and $15,597 at December 31, 1996)                       616,447        610,597
Accrued interest and dividends receivable                                              8,988          8,982
Investments in real estate and real estate partnerships                                2,730          2,757
Foreclosed real estate, net                                                              344            381
Bank premises, furniture and fixtures, net                                            27,352         27,106
Other assets                                                                          15,020         15,345
                                                                                 -----------    -----------
      Total assets                                                               $ 1,403,745    $ 1,348,612
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $ 1,006,873    $   969,517
Federal Home Loan Bank advances                                                      104,693         68,471
Securities sold under agreements to repurchase                                       154,570        176,577
Loans payable                                                                          2,848          2,848
Mortgage escrow  deposits                                                              6,539          4,396
Accrued expenses and other liabilities                                                26,902         24,886
                                                                                 -----------    -----------
      Total liabilities                                                            1,302,425      1,246,695
                                                                                 -----------    -----------

Commitments and contingent liabilities                                                  --             --

Stockholders' equity:
Preferred stock ($.01 par value; 5,000,000 shares
  authorized: no shares issued and outstanding)                                         --             --
Common stock ($.01 par value; 25,000,000 shares authorized; shares issued: 5,732,200 at March 31, 1997 and 5,723,600 at December 31, 1996;
  outstanding: 5,661,800 at March 31, 1997 and 5,723,600 at December 31, 1996)            57             57
Unearned compensation                                                                 (3,624)        (3,693)
Additional paid-in capital                                                            42,891         42,665
Retained earnings                                                                     63,115         60,993
Net unrealized gain on investment securities available for sale                          748          1,895
Treasury stock, at cost (70,400 shares)                                               (1,867)          --
                                                                                 -----------    -----------
      Total stockholders' equity                                                     101,320        101,917
                                                                                 -----------    -----------
Total liabilities and stockholders' equity                                       $ 1,403,745    $ 1,348,612
                                                                                 ===========    ===========

          See accompanying Notes to the Unaudited Financial Statements

                                              SIS BANCORP, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Dollars In Thousands)


                                                                             (Unaudited)
                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                           1997        1996
                                                                       ---------    ---------

Cash Flows From Operating Activities
Net income                                                             $   2,770    $   2,404
Adjustments to reconcile net income to net cash provided by/
   (used for) operating activities
    Provision for possible loan losses                                       401          700
    Depreciation                                                             718          747
    Amortization of premium on investment securities, net                    533          588
    ESOP and restricted stock expenses                                       348          376
    Investment security gains                                               --             (2)
    Income from equity investment in partnerships                             (1)         (87)
    Gain on sale of loans                                                   (106)        (270)
    Disbursements for mortgage loans held for sale                       (15,101)     (33,322)
    Receipts from mortgage loans held for sale                            15,207       33,592
    Changes in other assets and other liabilities:
       Decrease (increase)  in other assets, net                             727       (1,549)
       (Decrease) increase in accrued expenses and other liabilities       2,016         (904)
                                                                       ---------    ---------
         Net cash provided by operating activities                         7,512        2,273
                                                                       ---------    ---------

Cash Flows From Investing Activities

    Proceeds from sales of investment securities available for sale         --          6,600
    Proceeds from maturities and principal payments received
       on investment securities available for sale                        32,203       46,750
    Purchase of investment securities available for sale                 (64,927)    (107,484)
    Proceeds from maturities and principal payments received
       on investment securities held to maturity                          10,713       11,728
    Purchase of investment securities held to maturity                    (7,264)     (23,436)
    Net increase in loans receivable                                      (6,340)      (3,819)
    Net decrease in foreclosed real estate                                    37        1,368
    Proceeds from sale of loans                                               89          284
    Purchase of fixed assets                                                (936)        (553)
                                                                       ---------    ---------
         Net cash used for investing activities                          (36,425)     (68,562)
                                                                       ---------    ---------

          See accompanying Notes to the Unaudited Financial Statements


                                              SIS BANCORP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                                    (Dollars In Thousands)

                                                                   (Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                              ---------------------
                                                                1997         1996
                                                              --------    ---------

Cash Flows from Financing Activities

  Net increase in deposits                                      37,356      25,738
  Net increase in borrowings                                    14,215      34,845
  Net increase in mortgagors' escrow deposits                    2,143       1,975
  Net proceeds from exercise of stock options                      175        --
  Repurchase of common stock                                    (2,095)       --
  Cash dividends paid                                             (648)       --
                                                              --------    --------
         Net cash provided by financing activities              51,146      62,558
                                                              --------    --------

Increase (decrease) in cash and cash equivalents                22,233      (3,731)

Cash and cash equivalents, beginning of period                  41,947      38,422
                                                              --------    --------
Cash and cash equivalents, end of period                      $ 64,180    $ 34,691
                                                              ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest to depositors
          and interest on debt                                $ 11,733    $  9,220

Non-cash investing activities:
     Transfers to foreclosed real estate, net                 $   --      $    341







          See accompanying Notes to the Unaudited Financial Statements



                                                   SIS BANCORP, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           For The Three Months Ended March 31, 1997 and 1996
                                                         (Dollars In Thousands)

                                                                                               Net unrealized
                                                                                                 gain (loss)
                                                                                                on investment
                                                                Unearned  Additional            securities     Treasury
                                                       Common    Compen-    Paid-In  Retained    available      Stock
                                                        Stock    sation     Capital  Earnings    for sale       at Cost    Total
                                                       -------   -------  ---------- --------  -------------   ---------  -------

Balance at December 31, 1996                           $   57   $(3,693)   $42,665   $60,993   $  1,895       $    --    $ 101,917
Net income                                                 --        --         --     2,770         --            --        2,770
Cash dividends declared ($0.12 per share)                  --        --         --      (648)        --            --         (648)
Issuance of common stock in connection with employee
    and non-employee directors benefit programs            --       (98)        45        --         --           228          175
Decrease in unearned compensation                          --       167        181        --         --            --          348
Change in unrealized gain (loss) on investment
     securities available for sale                         --        --         --        --     (1,147)           --       (1,147)
Treasury stock purchased                                   --        --         --        --         --        (2,095)      (2,095)
                                                       ------   -------    -------   -------   --------      ---------   ---------
Balance at March 31, 1997                              $   57   $(3,624)   $42,891   $63,115   $    748      $ (1,867)   $ 101,320
                                                       ======   =======    =======   =======   ========      =========   =========

Balance at December 31, 1995                           $   57   $(4,937)   $41,790   $42,833   $  1,726       $    --    $  81,469
Net Income                                                 --        --         --     2,404         --            --        2,404
Issuance of common stock in connection with employee
   and non-employee directors benefit programs             --      (241)       241        --         --            --           --
Decrease in unearned compensation                          --       529         76        --         --            --          605
Change in unrealized gain (loss) on investment
   securities available for sale                           --        --         --        --       (241)           --         (241)
                                                       ------   -------    -------   -------   --------      ---------   ---------
Balance at March 31, 1996                              $   57   $(4,649)   $42,107   $45,237   $  1,485      $     --    $  84,237
                                                       ======   =======    =======   =======   ========      =========   =========


          See accompanying Notes to the Unaudited Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

1. Holding Company Formation
SIS Bancorp, Inc., a Massachusetts corporation, was organized by Springfield Institution for Savings (the "Bank") for the purpose of reorganizing the Bank into a holding company structure. The Company acquired 100% of the outstanding shares of the Bank's common stock, par value $1.00 per share, in a 1:1 exchange for shares of the Company's common stock, par value $.01 per share (the "Company Common Stock"). Upon the effectiveness of such share-for-share exchange (the "Reorganization") on June 21, 1996, the Bank became the wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company. The Reorganization was accounted for in a manner similar to a pooling of interests, and accordingly, the information included in the financial statements and their accompanying notes presents the combined results of the Bank and the Company as if the Reorganization had been effected on January 1, 1996.

2. Condensed Consolidated Financial Statements
The Condensed Consolidated Financial Statements of the Company included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in Condensed Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 1996. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three month interim period covered hereby are not necessarily indicative of the operating results for a full year.

3. New Accounting Pronouncements
Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting and reporting standards which require that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition to setting requirements regarding the initial recording and subsequent accounting for assets, liabilities and derivatives acquired in transfers of financial assets, this Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS 125 is effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and for collateral related matters on January 1, 1998. The adoption of this statement did not have a material affect on the Company's financial position as of March 31, 1997 or on the results of its operations for the three month period then ended.

In February of 1997 the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 will be effective for financial statements issued after December 15, 1997, and will be adopted by the Company in its 1997 annual report.

If SFAS 128 had been effective during the first quarter of 1997, pro forma basic and diluted EPS for the three months ended March 31, 1997 would have been $0.53 and $0.50, respectively.

4. Dividend Policy
The Company paid its first quarterly cash dividend in the amount of $0.12 per share on February 20, 1997. On April 24, 1997 the Company declared a dividend of $0.12 per share payable on May 23, 1997 to shareholders of record as of the close of business on May 5, 1997.

5. Divestment Related Charges
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of its real estate investment and brokerage subsidiaries, Colebrook Inc. and subsidiaries ("Colebrook"). This amount is included in net expense of real estate operations in the March 31, 1997 Condensed Consolidated Statement of Operations. The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of March 31, 1997, no amounts have been paid relating to the divestiture. This divestment is scheduled to be completed within one year.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

                             (DOLLARS IN THOUSANDS)


Overview

SIS Bancorp, Inc., a Massachusetts corporation (the "Company"), was organized by Springfield Institution for Savings (the "Bank") for the purpose of reorganizing the Bank into a holding company structure ("the Reorganization"). Upon the effectiveness of the Reorganization, the Bank became the wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company. Substantially all of the Company's operations are conducted through the Bank. The Bank provides a wide variety of financial services which include retail and commercial banking, residential mortgage origination and servicing, and commercial and consumer lending. The Bank's revenues are derived principally from interest payments on its loan portfolios and mortgage-backed and other investment securities. The Bank's primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.


Results of  Operations  for the Three  Months Ended March 31, 1997 and March 31,
1996

The Company reported net income of $2.8 million, or $0.50 per share fully diluted for the first quarter of 1997 as compared to net income of $2.4 million, or $0.45 per share fully diluted for the same period last year. The improved results are primarily attributable to increased net interest income partially offset by higher noninterest expenses and income tax expense.

Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is affected by the mix and volume of assets and liabilities, and the movement and level of interest rates. The Company invests in certain assets that have preferential tax treatment. In order to present yields on a comparable basis, net interest income is presented on a fully taxable equivalent basis for purposes of yield and margin analysis.

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

                                                                            Three Months Ended March 31,
                                                   ------------------------------------------------------------------------------
                                                                  1997                                    1996
                                                   --------------------------------------  --------------------------------------
                                                     Average                   Average      Average                    Average
                                                     Balance   Interest(1)  Yield/Cost(1)   Balance    Interest(1)  Yield/Cost(1)
                                                   ----------  -----------  -------------  ---------   -----------  -------------
                                                                              (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and interest-bearing deposits        $   17,569   $  229         5.21%     $   15,792    $  214         5.36%
Investment securities held to maturity                 193,075    3,363         6.97%        174,574     2,946         6.75%
Investment securities available for sale               457,804    7,873         6.88%        260,110     4,126         6.35%
Residential real estate loans                          237,316    4,732         7.98%        255,386     5,033         7.88%
Commercial real estate loans                           115,275    2,557         8.87%        118,681     2,444         8.24%
Commercial loans                                       165,508    3,527         8.52%        111,522     2,492         8.84%
Home equity loans                                      106,078    2,075         7.93%         69,350     1,486         8.62%
Consumer loans                                           4,452      128        11.50%          6,858        97         5.66%
                                                    ----------   ------       ------      ----------    ------        -----
Total interest-earning assets                        1,297,077   24,484         7.55%      1,012,273    18,838         7.44%

Allowance for loan losses                              (15,883)                              (15,422)
Non-interest-earning assets                             89,906                                80,504
                                                    ----------                            ----------
Total assets                                        $1,371,100  $24,484                   $1,077,355   $18,838
                                                    ==========  =======                   ==========   =======
Interest-bearing liabilities:
Deposits
  Savings accounts                                   $ 198,288  $ 1,098         2.25%     $  188,855   $ 1,177         2.51%
  NOW accounts                                          58,035      144         1.01%         54,246       168         1.25%
  Money market accounts                                205,236    1,677         3.31%        203,808     1,696         3.35%
  Time deposit accounts                                421,806    5,418         5.21%        370,581     5,036         5.47%
                                                    ----------   ------       ------      ----------    ------        -----
Total interest-bearing deposits                        883,365    8,337         3.83%        817,490     8,077         3.97%

Borrowed funds                                         256,880    3,534         5.50%         83,721     1,190         5.62%
                                                    ----------   ------       ------      ----------    ------        -----

Total interest-bearing liabilities                   1,140,245   11,871        4.22%         901,211     9,267         4.14%
Non-interest-bearing liabilities                       130,405                                96,523
                                                    ----------                            ----------
Total liabilities                                    1,270,650                               997,734
Total stockholders' equity                             100,450                                79,621
                                                    ----------                            ----------
    Total liabilities and stockholders' equity      $1,371,100  $11,871                   $1,077,355   $ 9,267
                                                    ==========  =======                   ==========   =======

Net interest income/spread                                      $12,613        3.33%                   $ 9,571         3.30%
                                                                =======        ====                    =======        =====
Net interest margin as a % of interest-
earning assets                                                                 3.89%                                   3.78%
                                                                               ====                                   =====
Tax equivalent adjustment                                       $   120                                $    --
                                                                -------                                -------
Net interest income/spread per Condensed Consolidated
Statement of Operations                                         $12,493                                $ 9,571
                                                                =======                                =======

(1) On a fully taxable equivalent basis.  Calculated using a Federal income tax rate of 34% for 1997 and 1996.

Net interest income on a fully taxable equivalent basis for the three months ended March 31, 1997 was $12.6 million compared to $9.6 million for the three months ended March 31, 1996, an increase of $3.0 million or 31.8%. Total interest income was $24.5 million on a fully taxable equivalent basis for the three months ended March 31, 1997, an increase of $5.6 million or 30.0% from the same period last year. These increases are primarily due to an increase in average interest-earning assets.

Average interest-earning assets totaled $1.3 billion in the first quarter of 1997 compared to $1.0 billion in the first quarter of 1996, an increase of $284.8 million or 28.1%. Total investments increased $216.2 million and were funded by higher deposit levels and borrowed funds. Total loans increased $66.8 million as the Company continued to focus on the commercial and home equity market segments, which grew by $54.0 million or 48.4% and $36.7 million or 53.0%, respectively. Residential real estate loan balances declined $18.1 million or 7.1% for the three months ended March 31, 1997, reflecting amortization and prepayments of the existing loan portfolio partially offset by adjustable rate mortgage production. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $11.9 million for the three months ended March 31, 1997 compared to $9.3 million during the same period in 1996, an increase of $2.6 million or 28.1%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Interest-bearing deposits totaled $883.4 million for the quarter ended March 31, 1997 compared to $817.5 million for the same period in 1996, an increase of $65.9 million or 8.1%. This growth occurred primarily in time deposits which increased $51.2 million largely attributable to the introduction of new CD products. Borrowed funds averaged $256.9 million for the three months ended March 31, 1997 compared to $83.7 million for the same period in 1996 reflecting the use of Federal Home Loan Bank ("FHLB") advances and repurchase agreements to leverage a portion of the Company's capital.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                Three Months Ended March 31,
                                                      1997 versus 1996
                                             --------------------------------
                                                 Increase (Decrease) Due to
                                             --------------------------------
                                              Volume      Rate         Net
                                             --------   --------   ----------
                                                  (Dollars In Thousands)
Interest-earning assets:
  Federal funds sold and
     interest bearing deposits               $    24    $    (9)   $    15
  Investment securities held to maturity         317        100        417
  Investment securities available for sale     3,268        479      3,747
  Residential real estate loans                 (358)        57       (301)
  Commercial real estate loans                   (73)       186        113
  Commercial loans                             1,178       (143)     1,035
  Home equity loans                              753       (164)       589
  Consumer loans                                 (52)        83         31
                                             -------    -------    -------
Total interest-earning assets                  5,057        589      5,646
                                             -------    -------    -------
Interest-bearing liabilities:
Deposits:
  Savings accounts                                56       (135)       (79)
  NOW accounts                                    11        (35)       (24)
  Money market accounts                           12        (31)       (19)
  Time deposit accounts                          676       (294)       382
                                             -------    -------    -------
Total deposits                                   755       (495)       260
Borrowed funds                                 2,422        (78)     2,344
                                             -------    -------    -------
Total interest-bearing liabilities             3,177       (573)     2,604
                                             -------    -------    -------
Change in net interest income                $ 1,880    $ 1,162    $ 3,042
                                             =======    =======    =======

Provision for Possible Loan Losses
The Company's provision for possible loan losses was $0.4 million for the first quarter of 1997 compared to $0.7 million in the first quarter of 1996. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate.

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:

                                            Three months ended
                                                 March 31,
                                        -------------------------
                                           1997            1996
                                        ---------        --------

Net gain on sale of loans                $  106           $  270
Net gain on sale of securities             --                  2
Loan charges and fees                       685              707
Deposit related fees                      1,604            1,403
Other charges and fees                      323              199
                                         ------           ------
                                         $2,718           $2,581
                                         ======           ======



Net gain on sale of loans decreased $0.2 million. Management attributes the decrease to reduced production and sale of fixed rate single family residential mortgage loans due to a higher interest rate environment.

Deposit service charges increased $0.2 million due primarily to fees associated with the Company's larger noninterest bearing account base.

Non Interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $4.7 million for the first quarter of 1997 compared to $4.3 million for the same period in 1996, an increase of $0.4 million reflecting standard wage increases as well as an increase in staffing related to new branch openings and branch related support personnel for the Company's consumer strategy.

Occupancy Expense of Bank Premises
Occupancy expense of bank premises totaled $1.0 million for the first quarter 1997 compared to $0.8 million for the same period in 1996, an increase of $0.2 million. This increase is primarily due to costs associated with the expansion of the retail branch network and the addition of stand alone ATMs.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:


                                          Three months ended
                                                March 31,
                                     ------------------------------
                                       1997                  1996
                                     --------              --------

Marketing                            $  591                $  330
Insurance                               139                   101
Professional services                   747                   640
Outside processing                    1,117                   957
Other                                 1,079                 1,088
                                     ------                ------
                                     $3,673                $3,116
                                     ======                ======



Marketing expense increased $0.3 million related to advertising and marketing expenses associated with the promotion of home equity lines and loans.

Outside processing increased $0.2 million, reflecting higher transaction and account volume resulting from the Company's consumer strategy.

Net Expense of Real Estate Operations
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations was $0.4 million higher during the first quarter of 1997 compared to the same period in 1996. In the first quarter of 1997, the Company recognized a $0.6 million gain on the sale of a real estate property which was offset by the establishment of a reserve of $1.0 million relating to the divestment of Colebrook. The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of March 31, 1997, no amounts have been paid relating to the divestiture. This divestment is scheduled to be completed within one year.

Income Taxes
For the three months ended March 31, 1997 the Company recorded income tax expense of $1.8 million compared with income tax expense of $0.2 million for the three months ended March 31, 1996. The increase in income tax expense is attributable to the Company becoming fully taxable for financial reporting purposes beginning in the fourth quarter of 1996 and a 73.6% increase in pre-tax earnings.

Balance Sheet Analysis - Comparison Of March 31, 1997 To December 31, 1996

Total assets increased from $1.3 billion at December 31, 1996 to $1.4 billion at March 31, 1997. This increase primarily reflects growth in loans and investments funded through an increase in deposits and wholesale borrowings.

Investments
The Company's investment portfolio increased $27.2 million from $641.5 million at December 31, 1996 to $668.7 million at March 31, 1997.

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

                                                                 March 31, 1997
                                           -----------------------------------------------------------
                                                Available for Sale                 Held to Maturity
                                           ----------------------------    ---------------------------
                                                            (Dollars In Thousands)
                                            Amortized                       Amortized
                                               Cost         Fair Value        Cost        Fair Value
                                           -----------     ------------   ------------   ------------

U.S. Government and Agency obligations       $ 30,898       $ 30,652       $   --         $   --
Collateralized mortgage obligations            27,594         27,359           --             --
Mortgage-backed securities                    401,198        402,574        142,020        139,930
Asset-backed securities                          --             --           46,394         45,832
Other bonds and short term obligations           --             --              200            200
Other securities                               19,331         19,485           --             --
                                             --------       --------       --------       --------
    Total                                    $479,021       $480,070       $188,614       $185,962
                                             ========       ========       ========       ========
                                                                 December 31, 1996
                                           -----------------------------------------------------------
                                                Available for Sale                 Held to Maturity
                                           ----------------------------    ---------------------------
                                                            (Dollars In Thousands)
                                            Amortized                       Amortized
                                               Cost         Fair Value        Cost        Fair Value
                                           -----------     ------------   ------------   ------------

U.S. Government and Agency obligations       $ 29,901       $ 29,943       $   --         $   --
Collateralized mortgage obligations            28,965         29,007           --             --
Mortgage-backed securities                    371,921        374,218        149,856        149,252
Asset-backed securities                          --             --           42,118         42,165
Other bonds and short term obligations          1,681          1,681            200            200
Other securities                               14,276         14,474           --             --
                                             --------       --------       --------       --------
    Total                                    $446,744       $449,323       $192,174       $191,617
                                             ========       ========       ========       ========

Loan Portfolio Composition
Gross loans comprised $631.4 million or 45.0% of total assets as of March 31, 1997. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at March 31, 1997 and at December 31, 1996.

                                             March 31, 1997         December 31, 1996
                                       ----------------------- ------------------------
                                                   Percent of                Percent of
                                         Amount      Total         Amount      Total
                                       ---------   ----------  ------------  ----------
                                                      (Dollars In Thousands)

Residential real estate loans          $236,622      37.47%    $242,410       38.79%
Commercial real estate loans            112,280      17.78%     118,442       18.95%
Commercial loans                        170,782      27.05%     155,808       24.93%
Home equity loans                       106,460      16.86%     104,206       16.67%
Consumer loans                            5,278       0.84%       4,132        0.66%
                                       --------     ------     --------      ------
   Total loans receivable, gross        631,422     100.00%     624,998      100.00%
                                       --------     ------     --------      ------
Less:
Unearned income and fees                 (1,312)                 (1,196)
Allowance for loan losses                16,287                  15,597
                                       --------                --------
   Total loans receivable, net         $616,447               $ 610,597
                                       ========               =========


The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. During the three months ended March 31, 1997, the Company experienced an increase in prepayments in its adjustable rate mortgage portfolio. These prepayments offset new originations and resulted in a $5.8 million decrease in residential real estate balances between December 31, 1996 and March 31, 1997.

During the three months ended March 31, 1997, commercial loan balances increased $15.0 million, reflecting the Company's continued focus on lending activities in the local business market. During this same period commercial real estate loan balances decreased $6.1 million primarily due to prepayments.

Home equity loans outstanding have increased $2.3 million since December 31, 1996. Management attributes this increase to the active promotion of these products.

Non-performing Assets
Non-performing assets totaled $6.4 million as of March 31, 1997 compared to $7.6 million as of December 31, 1996, a decrease of $1.2 million or 15.3%. The decrease was principally attributable to a decrease of $2.1 million in non-accruing commercial real estate loans partially offset by an increase of $0.9 million in loans past due 90 days but still accruing. The decrease in non-accruing commercial real estate loans is attributable primarily to the payment in full of two loans.

The  following  table  sets  forth  information   regarding  the  components  of
non-performing assets for the periods presented:

                                              March 31,    December 31,
                                                 1997          1996
                                             -----------   -----------
                                                (Dollars In Thousands)
Non-accrual loans (1):
   Residential real estate loans                $1,415       $1,287
   Commercial real estate loans                  2,362        4,428
   Commercial loans                                577          674
   Home equity loans                               188          157
   Consumer loans                                    3            1
                                                ------       ------
   Total non-accrual loans                       4,545        6,547
                                                ------       ------

Loans past due 90 days still accruing (2)        1,315          428
                                                ------       ------
   Total non-performing loans                    5,860        6,975

Foreclosed real estate (3)                         344          381
Restructured loans on accrual status (4)           197          198
                                                ======       ======
   Total non-performing assets                  $6,401       $7,554
                                                ======       ======

Total non-performing loans to total
   gross loans                                    0.93%        1.12%

Total non-performing assets to total
   assets                                         0.46%        0.56%

Allowance for possible losses to
   non-performing loans                         277.94%      223.61%


(1) Non-accrual loans are loans that are contractually past due in excess of 90 days, for which the Company has stopped the accrual of interest, or loans which are not past due but on which the Bank has stopped the accrual of interest based on management's assessment of the circumstances surrounding these loans.

(2) Accruing loans past due 90 days or more are loans which have not been placed on non-accrual status as, in management's opinion, the collection of the loan, in full, is not in doubt.

(3) Foreclosed real estate includes OREO, defined as real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure. The Company carries foreclosed real estate at the lower of cost or net realizable value, which approximates fair value less estimated selling costs.

(4) Restructured loans are loans for which concessions, including reduction of interest rates or deferral of interest or principal payments, have been granted due to the borrower's financial condition. Restructured loans on non-accrual status are reported in the non-accrual loan category. Restructured loans on accrual status are those loans that have complied with terms of a restructuring agreement for a satisfactory period (generally six months).

Allowance for Possible Loan Losses
The allowance for possible loan losses reflects an amount that, in management's judgment, is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies. The allowance for possible loan losses at March 31, 1997 was $16.3 million, compared to $14.6 million at March 31, 1996. The activity in the allowance for possible loan losses for the three months ended March 31, 1997 and 1996 was as follows:

                                                                            Three Months Ended
                                                                                  March 31,
                                                                      ----------------------------
                                                                          1997            1996
                                                                      ----------       -----------
                                                                        (Dollars In Thousands)
Balance, beginning of period                                          $ 15,597          $ 14,986
Provision for loan losses                                                  401               700
Charge-offs:
  Residential real estate loans                                             (3)             --
  Commercial real estate loans                                            --              (1,866)
  Commercial loans                                                        (128)             --
  Home equity loans                                                        (15)              (63)
  Consumer loans                                                           (44)              (18)
                                                                      --------          --------
    Total charge-offs                                                     (190)           (1,947)
Recoveries:
  Residential real estate loans                                              1               408
  Commercial real estate loans                                             426               407
  Commercial loans                                                          39                45
  Home equity loans                                                          5                11
  Consumer loans                                                             8                 9
                                                                      --------          --------
    Total recoveries                                                       479               880
                                                                      --------          --------
Net recoveries/(charge offs)                                               289            (1,067)
Balance, end of period                                                $ 16,287          $ 14,619
                                                                     =========           =======

Ratio of net loan recoveries/(charge offs) during the period to
    average loans outstanding during the period                           0.05%            (0.19%)
Ratio of allowance for possible loan losses to total loans
    at the end of the period                                              2.58%             2.54%
Ratio of allowance for possible loan losses to non-performing
    loans at the end of the period                                      277.94%           133.73%

At March 31, 1997, the recorded investment in loans that are considered impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan" was $9.6 million. Included in this amount is $1.4 million of impaired loans for which the related SFAS 114 allowance is $0.3 million and $8.2 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the three months ended March 31, 1997 was approximately $8.6 million. For the three month period ended March 31, 1997, the Company recognized interest income on these impaired loans of $0.1 million.

The following table shows the allocation of the allowance for possible loan losses to the various types of loans as well as the percentage of loans in each category to total loans.

                                                              March 31, 1997                   December 31, 1996
                                                     -------------------------------  --------------------------------
                                                                          % of                             % of
                                                                          Total                            Total
                                                                      Allowance for                     Allowance for
                                                          Amount       Loan Losses      Amount           Loan Losses
                                                     -------------    -------------   ------------     --------------
Residential real estate loans                          $ 2,289           14.05%        $ 1,540            9.87%
Commercial real estate loans                             4,986           30.61%          5,808           37.24%
Commercial loans                                         6,831           41.95%          6,711           43.03%
Home equity loans                                        1,585            9.73%          1,207            7.74%
Consumer loans                                             596            3.66%            331            2.12%
                                                       -------          ------         -------          ------
Total allowance for possible loan losses               $16,287          100.00%        $15,597          100.00%
                                                       =======          ======         =======          ======


Deposit Distribution
The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at March 31, 1997. The Company's deposits consist of demand and NOW accounts, passbook and statement savings accounts, money market accounts and time deposits.

Total deposits were $1.0 billion at March 31, 1997 compared to $969.5 million at December 31, 1996, an increase of $37.4 million. This growth occurred primarily in demand deposits, savings accounts and time deposits. Demand deposits and savings accounts increased $9.6 million and $9.7 million, respectively, as customers continue to take advantage of free savings and checking accounts offered as a result of the Company's consumer deposit strategy to attract and retain core deposits, which provide the Company with a lower cost source of funds. The $16.4 million growth in time deposits is primarily attributable to the introduction of new CD products.

The following table presents the composition of deposits for the periods indicated:


                                   March 31, 1997          December 31, 1996
                             ------------------------ --------------------------
                                             Percent                   Percent
                                               of                         of
                                 Amount      Total        Amount         Total
                             -----------   ---------   -----------    ----------
                                        (Dollars In Thousands)
Demand deposits              $  110,128      10.94%     $  100,527       10.37%
NOW accounts                     61,185       6.08%         57,980        5.98%
Savings accounts                205,117      20.37%        195,418       20.16%
Money market accounts           207,995      20.66%        209,523       21.61%
Time deposits                   422,448      41.95%        406,069       41.88%
                             ----------     ------      ----------      ------
    Total deposits           $1,006,873     100.00%     $  969,517      100.00%
                             ==========     ======      ==========      ======

Borrowings
Borrowings consist of FHLB advances, securities sold under agreements to repurchase, and loans payable. The Company generally uses borrowings to fund loan growth and to leverage a portion of its capital position. Borrowings increased $14.2 million from $247.9 million at December 31, 1996 to $262.1 million at March 31, 1997 reflecting a portion of the funding for the growth in loans and investments.

Regulatory Capital
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial statements. Under applicable capital adequacy requirements the Company must meet specific minimum capital requirements that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of March 31, 1997 both the Company and the Bank exceed all capital adequacy requirements to which they are subject and qualify as "well capitalized" under applicable regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the FDIC. <FN1>

The Company's and Bank's actual capital amounts and ratios are presented in the table. No deductions were made from capital for interest-rate risk.

                                                                      Minimum             Minimum
                                                                    Requirements        Requirements
                                                                    For Capital        To Qualify As
                                                  Actual         Adequacy Purposes   Well Capitalized
                                          --------------------  ------------------- --------------------
                                            Amount     Ratio      Amount    Ratio      Amount    Ratio
                                          ---------   -------   ---------  -------  ----------  --------
As of March 31, 1997:
Tier I Capital (to Average Assets)
   Company                                 $ 96,695      7.1%   $ 54,689     4.0%       N/A
   Bank                                    $ 95,618      7.0%   $ 54,650     4.0%   $ 68,313      5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $ 96,695     12.5%   $ 31,056     4.0%   $ 46,584      6.0%
   Bank                                    $ 95,618     12.3%   $ 31,038     4.0%   $ 46,557      6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $106,476     13.7%   $ 62,112     8.0%   $ 77,640     10.0%
   Bank                                    $105,399     13.6%   $ 62,076     8.0%   $ 77,595     10.0%

As of December 31, 1996:

Tier I Capital (to Average Assets)
   Company                                 $ 96,317      7.4%   $ 52,007     4.0%              N/A
   Bank                                    $ 95,816      7.4%   $ 51,999     4.0%   $ 64,999      5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $ 96,317     12.8%   $ 30,118     4.0%   $ 45,177      6.0%
   Bank                                    $ 95,816     12.7%   $ 30,110     4.0%   $ 45,165      6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $105,804     14.1%   $ 60,236     8.0%   $ 75,296     10.0%
   Bank                                    $105,300     14.0%   $ 60,220     8.0%   $ 75,275     10.0%

<FN1>Recent  amendments  to the  Federal  Reserve  Board's  Regulation  Y, which included a definition of "well capitalized" for bank holding companies, became effective on April 21, 1997.

Interest Rate Risk Management
Using management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was liability sensitive by $37.0 million or 2.64% of total assets at March 31, 1997. The following table sets forth the amounts of assets and liabilities outstanding at March 31, 1997, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable, however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes assumptions used in creating this table.

                                                                           GAP Position
                                                                        At March 31, 1997
                                                ----------------------------------------------------------------------
                                                              More than six
                                                  Less than    months less
                                                  six months  than one year   1 - 5 Years   Over 5 Yrs        TOTAL
                                                ------------  ------------- -------------  ------------   ------------
                                                                    (Dollars In Thousands)
Assets:
Federal funds sold and
   interest bearing deposits                     $   21,656   $     --        $     --     $     --        $   21,656
Investment securities                               296,215      160,763         180,267       31,439         668,684
Residential real estate loans                        77,393       43,204         101,559       13,366         235,522
Commercial real estate loans                         28,185       16,628          58,568        6,554         109,935
Commercial loans                                     77,672       10,492          73,827        8,508         170,499
Home equity loans                                    83,464        1,193          13,357        8,983         106,997
Consumer loans                                        4,727           52             217          241           5,237
Other assets                                           --           --              --         85,215          85,215
                                                 ----------   ----------      ----------   ----------      ----------
Total assets                                     $  589,312   $  232,332      $  427,795   $  154,306      $1,403,745
                                                 ==========   ==========      ==========   ==========      ==========

Liabilities & stockholders' equity:
Savings accounts                                 $   30,768   $   30,768      $  143,581   $     --        $  205,117
NOW accounts                                          9,178        9,178          42,829         --            61,185
Money market accounts                                62,398       62,398          83,199         --           207,995
Time deposits                                       251,785      111,421          59,242         --           422,448
Borrowed funds                                      246,660          250           7,330        7,871         262,111
Other liabilities & stockholders' equity             21,922       21,922          65,766      135,279         244,889
                                                 ----------   ----------      ----------   ----------      ----------
Total liabilities & stockholders' equity         $  622,711   $  235,937      $  401,947   $  143,150      $1,403,745
                                                 ==========   ==========      ==========   ==========      ==========

Period GAP position                              $  (33,399)  $   (3,605)     $   25,848   $   11,156

Net period GAP as a percentage of total assets        (2.38%)      (0.26%)          1.84%        0.79%

Cumulative GAP                                   $  (33,399)  $  (37,004)     $  (11,156)         --

Cumulative GAP as a percentage of total
   assets                                             (2.38%)      (2.64%)         (0.79%)        --

For purposes of the above interest sensitivity analysis:

     Residential loans held for sale at March 31, 1997 totaling $2.4 million are in the less than six month interest sensitivity period.

     Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by their next repricing date. In both cases, assets that have prepayment optionality are adjusted for the Company's estimate of prepayments.

     Loans do not include non-accrual loans of $4.5 million.

     Loans do not include the allowance for loan loss of $16.3 million.

     In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current interest rate environment and the Company's historical experience. Management reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.

          - Savings accounts are assumed to decay at an annual rate of 30%.
          - NOW accounts are assumed to decay at an annual rate of 30%.
          - Money market accounts are assumed to decay at an annual rate of 60%.
          - Non-interest bearing accounts of $110.1 million are included in other liabilities and are assumed to decay at an annual rate of 40%.

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

        Not applicable

Item 5. Other Information

        Not applicable

      Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits - none

        (b) Reports on Form 8-K

               On January 23, 1997, a Form 8-K was filed by the Company relating to (i) the adoption of a Shareholder Rights Plan on January 22, 1997;
         (ii) a Stock Repurchase Program authorizing the purchase of up to 5% of the Company's Common Stock; (iii) and a Press Release issued on 1/23/97 relating to the announcement of financial results for the year ended 12/31/96 and the declaration of a quarterly cash dividend of $0.12 per share payable on February 20, 1997 to holders of record as of the close of business on February 3, 1997.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SIS BANCORP, INC.
                                       (Registrant)


May 13, 1997                         /s/ F. William  Marshall, Jr.
Date                                 F. William Marshall, Jr.
                                     President and Chief Executive Officer




May 13, 1997                         /s/ John F. Treanor
Date                                John F. Treanor
                                    Executive Vice President
                                    and Chief Financial Officer