Form 10-Q
period 1997-06-30
SIS BANCORP INC
filed 1997-08-08
CIK 1013049

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/97

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 5,576,842 shares as of August 4, 1997.

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

                       SIS BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                        PAGE NO.

   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statement of Operations for the
three and six months ended June 30, 1997 and 1996........................  1

Condensed Consolidated Statement of Financial Condition
at June 30, 1997 and December 31, 199....................................  2

Condensed Consolidated Statement of Cash Flows for the
six months ended June 30, 1997 and 1996..................................  3

Condensed Consolidated Statement of Changes in Stockholders' Equity
for the six months ended June 30, 1997 and 1996..........................  5

Notes to the Unaudited Financial Statements..............................  6


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations................  8


PART II OTHER INFORMATION

Item 1. Legal Proceedings................................................ 26

Item 2. Changes in Securities............................................ 26

Item 3. Default upon Senior Securities................................... 26

Item 4. Submission of Matters to a Vote of Security Holders.............. 26

Item 5. Other Information................................................ 26

Item 6. Exhibits and Reports on Form 8-K................................. 27


SIGNATURES............................................................... 28


                                               SIS BANCORP, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Dollars In Thousands Except Per Share Amounts)

                                                                 (Unaudited)           (Unaudited)
                                                             Three Months Ended      Six Months Ended
                                                           ----------------------  ---------------------
                                                            June 30,     June 30,   June 30,    June 30,
                                                              1997        1996        1997        1996
                                                           ---------   ---------   ---------   ---------

Interest and dividend income:
        Loans                                               $ 13,343    $ 11,922    $ 26,327    $ 23,474
        Investment securities available for sale               8,298       5,170      16,086       9,296
        Investment securities held to maturity                 3,317       3,269       6,680       6,215
        Federal funds sold and short term investments            130          45         359         259
                                                            --------    --------    --------    --------
                       Total interest and dividend income     25,088      20,406      49,452      39,244
                                                            --------    --------    --------    --------
Interest expense:
        Deposits                                               8,542       7,992      16,879      16,068
        Borrowings                                             3,990       1,957       7,524       3,148
                                                            --------    --------    --------    --------
                       Total interest expense                 12,532       9,949      24,403      19,216
                                                            --------    --------    --------    --------
Net interest and dividend income                              12,556      10,457      25,049      20,028
Less: Provision for possible loan losses                         400         750         801       1,450
                                                            --------    --------    --------    --------
Net interest and dividend income after provision
        for possible loan losses                              12,156       9,707      24,248      18,578

Noninterest income:
        Net gain on sale of loans                                 86         162         192         432
        Net gain on sale of securities                            11        --            11           2
        Fees and other income                                  2,764       2,575       5,376       4,884
                                                            --------    --------    --------    --------
                       Total noninterest income                2,861       2,737       5,579       5,318
                                                            --------    --------    --------    --------

Noninterest expense:
        Operating expenses:
                 Salaries and employee benefits                4,941       4,242       9,660       8,492
                 Occupancy expense of bank premises, net         927         795       1,903       1,577
                 Furniture and equipment expense                 523         514       1,031       1,056
                 Other operating expenses                      3,568       3,656       7,241       6,771
                                                            --------    --------    --------    --------
                        Total operating expenses               9,959       9,207      19,835      17,896
                                                            --------    --------    --------    --------
        Foreclosed real estate (income) expense                   (4)         63         (32)        223
        Net expense (income) of real estate operations            58        (148)        479        (162)
                                                            --------    --------    --------    --------
                        Total noninterest expense             10,013       9,122      20,282      17,957

Income before income tax expense                               5,004       3,322       9,545       5,939
Income tax expense                                             2,014         278       3,785         490
                                                            --------    --------    --------    --------
                        Net income                          $  2,990    $  3,044    $  5,660    $  5,449
                                                            ========    ========    ========    ========

Earnings per share:
         Primary                                            $   0.53    $   0.56    $   1.03    $   1.00
         Fully diluted                                      $   0.53    $   0.56    $   1.02    $   1.00

Weighted average shares outstanding:
         Primary                                           5,634,786   5,434,834   5,608,141   5,432,265
         Fully diluted                                     5,657,177   5,450,529   5,640,349   5,445,968



          See accompanying Notes to the Unaudited Financial Statements

                                              SIS BANCORP, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Dollars In Thousands Except Share Amounts)


                                                                                (Unaudited)
                                                                                 June 30,      December 31,
                                                                                   1997            1996
                                                                                -----------    -----------
ASSETS

Cash and due from banks                                                         $    42,807         31,902
Federal funds sold and short-term investments                                        10,585         10,045
Investment securities available for sale                                            493,862        449,323
Investment securities held to maturity (fair value: $184,424 at June 30, 1997
  and $191,617 at December 31, 1996)                                                184,993        192,174
Loans receivable, net of allowance for possible losses
  ($16,392 at June 30, 1997 and $15,597 at December 31, 1996)                       645,877        610,597
Accrued interest and dividends receivable                                             9,846          8,982
Investments in real estate and real estate partnerships                               2,703          2,757
Foreclosed real estate, net                                                             214            381
Bank premises, furniture and fixtures, net                                           27,783         27,106
Other assets                                                                         15,875         15,345
                                                                                -----------    -----------
    Total assets                                                                $ 1,434,545    $ 1,348,612
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                        $ 1,015,404    $   969,517
Federal Home Loan Bank advances                                                     118,878         68,471
Securities sold under agreements to repurchase                                      158,809        176,577
Loans payable                                                                         2,670          2,848
Mortgage escrow deposits                                                              4,707          4,396
Accrued expenses and other liabilities                                               30,804         24,886
                                                                                -----------    -----------
      Total liabilities                                                           1,331,272      1,246,695
                                                                                -----------    -----------

Commitments and contingent liabilities                                                 --             --

Stockholders' equity:
Preferred stock ($.01 par value; 5,000,000 shares
  authorized; no shares issued and outstanding)                                        --             --
Common stock ($.01 par value; 25,000,000 shares authorized; shares issued: 5,727,242 at June 30, 1997 and 5,723,600 at December 31, 1996;
outstanding: 5,576,842 at June 30, 1997 and 5,723,600 at December 31, 1996)              57             57
Unearned compensation                                                                (3,306)        (3,693)
Additional paid-in capital                                                           43,039         42,665
Retained earnings                                                                    65,472         60,993
Net unrealized gain on investment securities available for sale                       1,976          1,895
Treasury stock, at cost (150,400 shares at June 30, 1997)                            (3,965)          --
                                                                                -----------    -----------
      Total stockholders' equity                                                    103,273        101,917
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $ 1,434,545    $ 1,348,612
                                                                                ===========    ===========

          See accompanying Notes to the Unaudited Financial Statements


                                               SIS BANCORP, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (Dollars In Thousands)


                                                                             (Unaudited)
                                                                          Six Months Ended
                                                                              June 30,
                                                                      -----------------------
                                                                          1997        1996
                                                                      ----------   ----------

Cash Flows From Operating Activities
Net income                                                            $   5,760    $   5,449
Adjustments to reconcile net income to net cash provided by/
   (used for) operating activities
     Provision for possible loan losses                                     801        1,450
     Depreciation                                                         1,479        1,510
     Amortization of premium on investment securities, net                1,112        1,193
     ESOP and restricted stock expenses                                     868          722
     Investment security gains                                             --             (2)
     Income from equity investment in partnerships                           (2)        (145)
     Gain on sale of loans                                                 (192)        (432)
     Disbursements for mortgage loans held for sale                     (26,746)     (54,864)
     Receipts from mortgage loans held for sale                          26,938       55,296
     Loss on sale of fixed assets and real estate                          --            342
     Changes in other assets and other liabilities:
         Increase in other assets, net                                   (1,803)      (1,644)
         Increase in accrued expenses and other liabilities               5,918          680
                                                                      ---------    ---------
             Net cash provided by operating activities                   14,133        9,555
                                                                      ---------    ---------


Cash Flows From Investing Activities

    Proceeds from sales of investment securities available for sale       3,634       12,200
    Proceeds from maturities and principal payments received
       on investment securities available for sale                       62,425       71,652
    Purchase of investment securities available for sale               (110,994)    (176,695)
    Proceeds from maturities and principal payments received
       on investment securities held to maturity                         21,333       25,862
    Purchase of investment securities held to maturity                  (14,378)     (46,583)
    Net decrease in investments in real estate                             --            475
    Net increase in loans receivable                                    (36,201)     (22,549)
    Net decrease in foreclosed real estate                                  195        1,767
    Proceeds from sale of loans                                              92          462
    Purchase of fixed assets                                             (2,100)      (1,480)
                                                                      ---------    ---------
             Net cash used for investing activities                     (75,994)    (134,889)
                                                                      ---------    ---------




          See accompanying Notes to the Unaudited Financial Statements


                                               SIS BANCORP, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                                     (Dollars In Thousands)

                                                                   (Unaudited)
                                                                 Six Months Ended
                                                                     June 30,
                                                              ---------------------
                                                                1997         1996
                                                              --------    ---------

Cash Flows from Financing Activities

  Net increase in deposits                                      45,887      41,912
  Net increase in borrowings                                    32,461      90,848
  Net increase in mortgagors' escrow deposits                      311         128
  Net proceeds from exercise of stock options                      121        --
  Repurchase of common stock                                    (4,193)       --
  Cash dividends paid                                           (1,281)       --
                                                              --------    --------
        Net cash provided by financing activities               73,306     132,888
                                                              --------    --------

Increase in cash and cash equivalents                           11,445       7,554

Cash and cash equivalents, beginning of period                  41,947      38,422
                                                              --------    --------

Cash and cash equivalents, end of period                      $ 53,392    $ 45,976
                                                              ========    ========


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest to depositors
             and interest on debt                             $ 23,734    $ 19,217

Non-cash investing activities:
     Transfers to foreclosed real estate, net                 $     28    $    665






          See accompanying Notes to the Unaudited Financial Statements

                                                        SIS BANCORP, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  For The Six Months Ended June 30, 1997 and 1996
                                                              (Dollars In Thousands)

                                                                                               Net unrealized
                                                                                                 gain (loss)
                                                                                                on investment
                                                                Unearned  Additional             securities    Treasury
                                                        Common   Compen-    Paid-In   Retained   available       Stock
                                                        Stock    sation     Capital   Earnings    for sale      at Cost     Total
                                                       -------  --------   ---------  --------  ------------  ----------  ---------

Balance at December 31, 1996                           $   57   $(3,693)   $42,665    $60,993    $   1,895    $    --     $ 101,917
Net income                                                 --        --         --      5,760           --         --         5,760
Cash dividends declared ($0.24 per share)                  --        --         --     (1,281)          --         --        (1,281)
Issuance of common stock in connection with employee
    and non-employee directors benefit programs            --       (98)        (9)        --           --        228           121
Decrease in unearned compensation                          --       485        383         --           --         --           868
Change in unrealized gain (loss) on investment
    securities available for sale                          --        --         --         --           81         --            81
Treasury stock purchased                                   --        --         --         --           --     (4,193)       (4,193)
                                                       ------   -------    -------    -------    ---------    -------     ---------
Balance at June 30, 1997                               $   57   $(3,306)   $43,039    $65,472    $   1,976    $(3,965)    $ 103,273
                                                       ======   =======    =======    =======    =========    =======     =========


Balance at December 31, 1995                           $   57   $(4,937)   $41,790    $42,833    $   1,726    $    --     $  81,469
Net income                                                 --        --         --      5,449           --         --         5,449
Issuance of common stock in connection with employee
    and non-employee directors benefit programs            --      (315)       297         --           --         --           (18)
Decrease in unearned compensation                          --       749        221         --           --         --           970
Change in unrealized gain (loss) on investment
    securities available for sale                          --        --         --         --         (874)        --          (874)
                                                       ------   -------    -------    -------    ---------    -------     ---------
Balance at June 30, 1996                               $   57   $(4,503)   $42,308    $48,282    $     852    $    --     $  86,996
                                                       ======   =======    =======    =======    =========    =======     =========




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

3. New Accounting Pronouncements
Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting and reporting standards which require that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition to setting requirements regarding the initial recording and subsequent accounting for assets, liabilities and derivatives acquired in transfers of financial assets, this Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS 125 is effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and for collateral related matters on January 1, 1998. The adoption of this statement did not have a material affect on the Company's financial position as of June 30, 1997 or on the results of its operations for the three and six month periods then ended.

In February of 1997 the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 will be effective for financial statements issued after December 15, 1997, and will be adopted by the Company in its December 31, 1997 financial statements.

If SFAS 128 had been effective during the first six months of 1997, pro forma basic EPS for the three and six months ended June 30, 1997 would have been $0.57 and $1.10, respectively. Pro forma diluted EPS for the three and six months ended June 30, 1997 would have been $0.53 and $1.03, respectively.

4. Dividend Policy
The Company paid a cash dividend in the amount of $0.12 per share on May 23, 1997. On July 23, 1997 the Company declared a dividend of $0.14 per share payable on August 21, 1997 to shareholders of record as of the close of business on August 4, 1997.

5. Divestment Related Charges
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of its real estate investment and brokerage subsidiaries, Colebrook Inc. and subsidiaries (" Colebrook"). This amount is included in net expense of real estate operations in the June 30, 1997 Condensed Consolidated Statement of Operations. The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of June 30, 1997, no amounts have been paid relating to the divestiture. This divestment is scheduled to be completed by March 31, 1998.

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


Results of Operations for the Three Months Ended June 30, 1997 and June 30, 1996

The Company reported net income of $3.0 million, or $0.53 per share fully diluted for the second quarter of 1997 as compared to net income of $3.0 million, or $0.56 per share fully diluted for the same period last year. These results reflect an increase in net interest income as well as lower provisions for possible loan losses, offset by increases in noninterest expense and income tax expense.

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

                                                                           Three Months Ended June 30,
                                             ------------------------------------------------------------------------------------
                                                                1997                                  1996
                                             ----------------------------------------   -----------------------------------------
                                               Average                    Average         Average                     Average
                                               Balance     Interest(1)  Yield/Cost(1)     Balance   Interest(1)     Yield/Cost)(1)
                                             ----------   ------------  -------------   ---------- -------------   ---------------
                                                                            (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term investments     $    9,764   $      131         5.31%      $    3,396   $       45          5.24%
Investment securities held to maturity           190,435        3,318         6.97%         193,672        3,269          6.75%
Investment securities available for sale         493,752        8,365         6.78%         319,709        5,170          6.47%
Residential real estate loans                    235,695        4,744         8.05%         243,998        4,758          7.80%
Commercial real estate loans                     113,098        2,464         8.71%         119,523        2,573          8.61%
Commercial loans                                 174,434        3,810         8.64%         128,974        2,841          8.71%
Home equity loans                                114,075        2,241         7.88%          76,590        1,592          8.36%
Consumer loans                                     4,408          135        12.25%           7,096          158          8.91%
                                              ----------   ----------        -----       ----------    ---------         -----
Total interest-earning assets                  1,335,661       25,208         7.55%       1,092,958       20,406          7.47%

Allowance for loan losses                        (16,447)                                   (14,737)
Non-interest-earning assets                       92,818                                     84,258
                                               ---------                                 ----------
Total assets                                  $1,412,032   $   25,208                    $1,162,479    $  20,406
                                              ==========   ==========                    ==========    =========
Interest-bearing liabilities:
Deposits
  Savings accounts                            $  206,839   $    1,161         2.25%      $  195,987    $   1,218          2.50%
  NOW accounts                                    59,222          148         1.00%          57,412          161          1.13%
  Money market accounts                          205,782        1,703         3.32%         206,801        1,701          3.31%
  Time deposit accounts                          422,393        5,530         5.25%         371,828        4,912          5.31%
                                              ----------   ----------        -----       ----------    ---------         -----
Total interest-bearing deposits                  894,236        8,542         3.83%         832,028        7,992          3.86%

Borrowed funds                                   274,991        3,990         5.74%         141,217        1,957          5.48%
                                              ----------   ----------        -----       ----------    ---------         -----
Total interest-bearing liabilities             1,169,227       12,532         4.30%         973,245        9,949          4.11%
Non-interest-bearing liabilities                 142,110                                    106,530
                                               ---------                                 ----------
Total liabilities                              1,311,337                                  1,079,775
Total stockholders' equity                       100,695                                     82,704
                                              ----------                                 ----------
  Total liabilities and stockholders' equity  $1,412,032   $   12,532                    $1,162,479    $   9,949
                                              ==========   ==========                    ==========    =========
Net interest income/spread                                 $   12,676         3.25%                    $  10,457         3.36%
                                                           ==========        =====                     =========        =====
Net interest margin as a % of interest-
earning assets                                                                3.80%                                      3.83%
                                                                             =====                                      =====
Tax equivalent adjustment                                   $     120                                  $       -
                                                            ---------                                  ---------
Net interest income/spread per Condensed Consolidated
Statement of Operations                                     $  12,556                                  $  10,457
                                                            =========                                  =========

(1) On a fully taxable equivalent basis.  Calculated using a Federal income tax rate of 34% for 1997 and 1996.

Net interest income on a fully taxable equivalent basis for the three months ended June 30, 1997 was $12.7 million compared to $10.5 million for the three months ended June 30, 1996, an increase of $2.2 million or 21.2%. Total interest income was $25.2 million on a fully taxable equivalent basis for the three months ended June 30, 1997, an increase of $4.8 million or 23.5% from the same period last year. These increases are primarily due to an increase in average interest-earning assets.

Average interest-earning assets totaled $1.3 billion in the second quarter of 1997 compared to $1.1 billion in the second quarter of 1996, an increase of $242.7 million or 22.2%. Total investments increased $170.8 million and were funded by higher deposit levels and borrowed funds. Total loans increased $65.5 million as the Company continued to focus on the commercial and home equity market segments, which grew by $45.5 million or 35.3% and $37.5 million or 48.9%, respectively. Residential real estate loan balances declined $8.3 million or 3.4% for the three months ended June 30, 1997, reflecting amortization and prepayments of the existing loan portfolio partially offset by adjustable rate mortgage production. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $12.5 million for the three months ended June 30, 1997 compared to $9.9 million during the same period in 1996, an increase of $2.6 million or 26.0%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits totaled $894.2 million for the quarter ended June 30, 1997 compared to $832.0 million for the same period in 1996, an increase of $62.2 million or 7.5%. This growth occurred primarily in time deposits which increased $50.6 million largely attributable to the introduction of new CD products. Borrowed funds averaged $275.0 million for the three months ended June 30, 1997 compared to $141.2 million for the same period in 1996 reflecting the use of Federal Home Loan Bank ("FHLB") advances and repurchase agreements to leverage a portion of the Company's capital.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                Three months ended June 30,
                                                     1997 versus 1996
                                             ------------------------------
                                                Increase (Decrease) Due to
                                             ------------------------------
                                               Volume      Rate       Net
                                             ---------  --------   --------

Interest-earning assets:
  Federal funds sold and
     interest bearing deposits               $    85    $     1    $    86
  Investment securities held to maturity         (56)       104         48
  Investment securities available for sale     2,882        314      3,196
  Residential real estate loans                 (165)       151        (14)
  Commercial real estate loans                  (139)        30       (109)
  Commercial loans                               997        (28)       969
  Home equity loans                              758       (109)       649
  Consumer loans                                 (71)        48        (23)
                                             -------    -------    -------

Total interest-earning assets                  4,291        511      4,802
                                             -------    -------    -------

Interest-bearing liabilities:
Deposits:
  Savings accounts                                64       (121)       (57)
  NOW accounts                                     5        (18)       (13)
  Money market accounts                           (8)        10          2
  Time deposit accounts                          665        (47)       618
                                             -------    -------    -------

Total deposits                                   726       (176)       550

Borrowed funds                                 1,897        136      2,033
                                             -------    -------    -------

Total interest-bearing liabilities             2,623        (40)     2,583
                                             -------    -------    -------

Change in net interest income                $ 1,668    $   551    $ 2,219
                                             =======    =======    =======


Provision for Possible Loan Losses
The Company's provision for possible loan losses was $0.4 million for the second quarter of 1997 compared to $0.8 million in the second quarter of 1996. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate.

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:


                                                   Three months ended
                                                        June 30,
                                             ---------------------------
                                               1997                1996
                                             -------             -------

Net gain on sale of loans                    $   86               $  162
Net gain on sale of securities                   11                   --
Loan charges and fees                           696                  754
Deposit related fees                          1,690                1,544
Other charges and fees                          378                  277
                                             ------               ------
                                             $2,861               $2,737
                                             ======               ======




Net gain on sale of loans decreased $0.1 million. Management attributes the decrease to reduced production and sale of fixed rate single family residential mortgage loans due to a higher interest rate environment.

Loan charges and fees decreased $0.1 million as a result of lower mortgage servicing fees.

Deposit service charges increased $0.1 million due primarily to fees associated with the Company's larger noninterest bearing account base.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $4.9 million for the second quarter of 1997 compared to $4.2 million for the same period in 1996, an increase of $0.7 million reflecting standard wage increases as well as an increase in staffing related to new branch openings and branch related support.

Occupancy Expense of Bank Premises
Occupancy expense of bank premises totaled $0.9 million for the second quarter 1997 compared to $0.8 million for the same period in 1996, an increase of $0.1 million. This increase is primarily due to costs associated with the expansion of the retail branch network and the addition of stand alone ATMs.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:


                                   Three months ended
                                        June 30,
                               ------------------------
                                 1997             1996
                               -------          -------

Marketing                      $  406          $  422
Insurance                         131              93
Professional services             609             851
Outside processing              1,160           1,098
Other                           1,262           1,192
                               ------          ------
                               $3,568          $3,656
                               ======          ======




Professional services expense decreased $0.2 million, primarily due to lower levels of legal, consulting, and audit and accounting expenses.

Outside processing expense increased $0.1 million, reflecting higher transaction and account volume resulting from the Company's consumer strategy.

Foreclosed Real Estate Expense
Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses remained relatively flat for the three months ended June 30, 1997 compared to the same period last year.

Net Expense of Real Estate Operations
The Company's real estate investment and brokerage subsidiary, Colebrook Inc. and subsidiaries ("Colebrook") engages in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (" FDICIA"), the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations of $0.1 million and $(0.1) million for the three months ended June 30, 1997 and June 30, 1996, respectively reflects normal operating results.

Income Taxes
For the three months ended June 30, 1997 the Company recorded income tax expense of $2.0 million compared with income tax expense of $0.3 million for the three months ended June 30, 1996. The increase in income tax expense is attributable to the Company becoming fully taxable for financial reporting purposes beginning in the fourth quarter of 1996 and a 50.6% increase in pre-tax earnings.

Results of Operations for the Six Months Ended June 30, 1997 and June 30, 1996

The Company reported net income of $5.8 million, or $1.03 per share fully diluted for the six months ended June 30, 1997 as compared to net income of $5.4 million, or $1.00 per share fully diluted for the same period last year. The improved results are primarily attributable to increased net interest income as well as lower provisions for possible loan losses partially offset by higher noninterest expenses and income tax expense.

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

                                                                           Six Months Ended June 30,
                                             ------------------------------------------------------------------------------------
                                                                1997                                  1996
                                             ----------------------------------------   -----------------------------------------
                                               Average                    Average         Average                     Average
                                               Balance     Interest(1)  Yield/Cost(1)     Balance   Interest(1)     Yield/Cost)(1)
                                             ----------   ------------  -------------   ---------- -------------   ---------------
                                                                            (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term investments     $   13,645   $      359       5.23%        $    9,594   $      259        5.34%
Investment securities held to maturity           191,748        6,680       6.97%           182,841        6,215        6.80%
Investment securities available for sale         475,878       16,240       6.83%           291,192        9,296        6.38%
Residential real estate loans                    236,501        9,475       8.01%           249,899        9,792        7.84%
Commercial real estate loans                     114,180        5,022       8.80%           119,102        5,018        8.43%
Commercial loans                                 169,996        7,337       8.58%           120,248        5,333        8.77%
Home equity loans                                110,091        4,316       7.91%            72,971        3,077        8.48%
Consumer loans                                     4,409          263      11.93%             6,977          254        7.32%
                                              ----------   ----------      -----         ----------   ----------        ----

Total interest-earning assets                  1,316,448       49,692       7.55%         1,052,824       39,244        7.45%

Allowance for loan losses                        (16,167)                                   (15,286)
Non-interest-earning assets                       91,521                                     82,267
                                              ----------                                 ----------
Total assets                                  $1,391,802   $   49,692                    $1,119,805   $   39,244
                                              ==========   ==========                    ==========   ==========
Interest-bearing liabilities:
Deposits
  Savings accounts                            $  202,625   $    2,260       2.25%        $  192,419   $    2,395        2.50%
  NOW accounts                                    58,632          292       1.00%            55,829          328        1.18%
  Money market accounts                          205,511        3,381       3.32%           205,305        3,397        3.33%
  Time deposit accounts                          422,101       10,946       5.23%           371,205        9,948        5.39%
                                              ----------   ----------      -----         ----------   ----------        ----
Total interest-bearing deposits                  888,869       16,879       3.83%           824,758       16,068        3.92%

Borrowed funds                                   265,985        7,524       5.63%           112,469        3,148        5.54%
                                              ----------   ----------      -----         ----------   ----------        ----

Total interest-bearing liabilities             1,154,854       24,403       4.26%           937,227       19,216        4.12%
Non-interest-bearing liabilities                 136,375                                    101,415
                                              ----------                                 ----------
Total liabilities                              1,291,229                                  1,038,642
Total stockholders' equity                       100,573                                     81,163
                                              ----------                                 ----------
  Total liabilities and stockholders' equity  $1,391,802  $   24,403                     $1,119,805   $   19,216
                                              ==========  ==========                     ==========   ==========

Net interest income/spread                                $   25,289        3.29%                     $   20,028        3.33%
                                                          ==========       =====                      ==========       =====

Net interest margin as a % of interest-
earning assets                                                              3.84%                                       3.80%
                                                                           =====                                       =====

Tax equivalent adjustment                                 $      240                                 $        -
                                                          ----------                                 ----------
Net interest income/spread per Condensed Consolidated
Statement of Operations                                   $   25,049                                 $   20,028
                                                          ==========                                 ==========

(1) On a fully taxable equivalent basis.  Calculated using a Federal income tax rate of 34% for 1997 and 1996.

Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1997 was $25.3 million compared to $20.0 million for the six months ended June 30, 1997, an increase of $5.3 million or 26.3%. Total interest income was $49.7 million on a fully taxable equivalent basis for the six months ended June 30, 1997, an increase of $10.4 million or 26.7% from the same period last year. These increases are primarily due to an increase in average interest-earning assets.

Average interest-earning assets totaled $1.3 billion for the six months ended June 30, 1997 compared to $1.1 billion for the same period in 1996, an increase of $263.6 million or 25.0%. Total investments increased $193.6 million and were funded by higher deposit levels and borrowed funds. Total loans increased $66.0 million as the Company continued to focus on the commercial and home equity market segments, which grew by $49.7 million or 41.4% and $37.1 million or 50.9%, respectively. Residential real estate loan balances declined $13.4 million or 5.4% for the six months ended June 30, 1997, reflecting amortization and prepayments of the existing loan portfolio partially offset by adjustable rate mortgage production. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $24.4 million for the six months ended June 30, 1997 compared to $19.2 million during the same period in 1996, an increase of $5.2 million or 27.0%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits totaled $888.9 million for the six months ended June 30, 1997 compared to $824.8 million for the same period in 1996, an increase of $64.1 million or 7.8%. This growth occurred primarily in time deposits which increased $50.9 million largely attributable to the introduction of new CD products. Borrowed funds averaged $266.0 million for the six months ended June 30, 1997 compared to $112.5 million for the same period in 1996 reflecting the use of FHLB advances and repurchase agreements to leverage a portion of the Company's capital.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                 Six Months Ended June 30,
                                                     1997 versus 1996
                                           -------------------------------------
                                                  Increase (Decrease) Due to
                                           -------------------------------------
                                               Volume       Rate         Net
                                           ------------  ---------   -----------
                                                   (Dollars In Thousands)
Interest-earning assets:
  Federal funds sold and
     short term investments                  $    108    $     (8)   $    100
  Investment securities held to maturity          307         158         465
  Investment securities available for sale      6,099         845       6,944
  Residential real estate loans                  (531)        214        (317)
  Commercial real estate loans                   (212)        216           4
  Commercial loans                              2,177        (173)      2,004
  Home equity loans                             1,510        (271)      1,239
  Consumer loans                                 (123)        132           9
                                             --------    --------    --------
Total interest-earning assets                   9,335       1,113      10,448
                                             --------    --------    --------

Interest-bearing liabilities:
Deposits:
  Savings accounts                                120        (255)       (135)
  NOW accounts                                     15         (51)        (36)
  Money market accounts                             3         (19)        (16)
  Time deposit accounts                         1,342        (344)        998
                                             --------    --------    --------
Total deposits                                  1,480        (669)        811
Borrowed funds                                  4,320          56       4,376
                                             --------    --------    --------
Total interest-bearing liabilities              5,800        (613)      5,187
                                             --------    --------    --------
Change in net interest income                $  3,535    $  1,726    $  5,261
                                             ========    ========    ========

Provision for Possible Loan Losses
The Company's provision for possible loan losses was $0.8 million for the six months ended June 30, 1997 compared to $1.5 million for the same period in 1996. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate.

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:


                                            Six months ended
                                               June 30,
                                        -----------------------
                                          1997           1996
                                        -------        --------

Net gain on sale of loans               $  192          $  432
Net gain on sale of securities              11               2
Loan charges and fees                    1,381           1,461
Deposit related fees                     3,294           2,947
Other charges and fees                     701             476
                                        ------          ------
                                        $5,579          $5,318
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

Other charges and fees increased $0.2 million due primarily to an increase in brokerage fees and the introduction of a new commercial product in 1997 which involves the funding and management of accounts receivable for small-to-medium sized business customers.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $9.7 million for the six months ended June 30, 1997 compared to $8.5 million for the same period in 1996, an increase of $1.2 million reflecting standard wage increases, higher ESOP and restricted stock expenses as a result of an increase in the Company's stock price, as well as an increase in staffing related to new branch openings and branch related support.

Occupancy Expense of Bank Premises
Occupancy expense of bank premises totaled $1.9 million for the six months ended June 30, 1997 compared to $1.6 million for the same period in 1996, an increase of $0.3 million. This increase is primarily due to costs associated with the expansion of the retail branch network and the addition of stand alone ATMs.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:

                                 Six months ended
                                     June 30,
                              -----------------------
                                1997           1996
                              -------        --------

Marketing                     $  997         $  752
Insurance                        270            194
Professional services          1,356          1,490
Outside processing             2,277          2,055
Other                          2,341          2,280
                              ------         ------
                              $7,241         $6,771
                              ======         ======



Marketing expense increased $0.2 million related to advertising and marketing expenses associated with the promotion of home equity lines and loans.

Insurance expense increased $0.1 million as a result of higher FDIC insurance premiums.

Outside processing increased $0.2 million, reflecting higher transaction and account volume resulting from the Company's consumer strategy.

Foreclosed Real Estate Expense
Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses were zero for the six months ended June 30, 1997 compared to $0.2 million for the same period in 1996. This $0.2 million decrease reflects increased gains on the sale of foreclosed properties during the six months ended June 30, 1997 as compared to the same period last year.

Net Expense of Real Estate Operations
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with FDICIA, the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations was $0.5 million for the six months ended June 30, 1997 or $0.6 million higher compared to the same period in 1996. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of Colebrook which was partially offset by a $0.6 million gain on the sale of a real estate property. The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of June 30, 1997, no amounts have been paid relating to the divestiture. This divestment is scheduled to be completed by March 31, 1998.

Income Taxes
For the six months ended June 30, 1997 the Company recorded income tax expense of $3.8 million compared with income tax expense of $0.5 million for the six months ended June 30, 1996. The increase in income tax expense is attributable to the Company becoming fully taxable for financial reporting purposes beginning in the fourth quarter of 1996 and a 60.7% increase in pre-tax earnings.

Balance Sheet Analysis - Comparison Of June 30, 1997 To December 31, 1996

Total assets increased from $1.3 billion at December 31, 1996 to $1.4 billion at June 30, 1997. This increase primarily reflects growth in loans and investments funded through an increase in deposits and wholesale borrowings.

Investments
The Company's investment portfolio increased $37.4 million from $641.5 million at December 31, 1996 to $678.9 million at June 30, 1997.

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

Securities which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost, while those securities which have been identified as assets that may be sold prior to maturity or assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders' equity.

The table below sets forth certain information regarding the amortized cost and fair value of the Company's investment portfolio at the dates indicated.

                                                                            June 30, 1997
                                                -----------------------------------------------------------------------
                                                       Available for Sale                  Held to Maturity
                                                --------------------------------       --------------------------------
                                                                         (Dollars In Thousands)
                                                   Amortized                             Amortized
                                                     Cost            Fair Value            Cost             Fair Value
                                                -------------       ------------       ------------        ------------
U.S. Government and Agency obligations            $ 29,087            $ 29,039            $   --              $   --
Collateralized mortgage obligations                 28,128              28,042                --                  --
Mortgage-backed securities                         409,642             412,637             139,383             138,953
Asset-backed securities                               --                  --                45,410              45,271
Other bonds and short term obligations                --                  --                   200                 200
Other securities                                    23,878              24,144                --                  --
                                                  --------            --------            --------            --------
    Total                                         $490,735            $493,862            $184,993            $184,424
                                                  ========            ========            ========            ========
                                                                          December 31, 1996
                                                -----------------------------------------------------------------------
                                                       Available for Sale                  Held to Maturity
                                                --------------------------------       --------------------------------
                                                                         (Dollars In Thousands)
                                                   Amortized                             Amortized
                                                     Cost            Fair Value            Cost             Fair Value
                                                -------------       ------------       ------------        ------------
U.S. Government and Agency obligations            $ 29,901            $ 29,943            $   --              $   --
Collateralized mortgage obligations                 28,965              29,007                --                  --
Mortgage-backed securities                         371,921             374,218             149,856             149,252
Asset-backed securities                               --                  --                42,118              42,165
Other bonds and short term obligations               1,681               1,681                 200                 200
Other securities                                    14,276              14,474                --                  --
                                                  --------            --------            --------            --------
    Total                                         $446,744            $449,323            $192,174            $191,617
                                                  ========            ========            ========            ========


Loan Portfolio Composition
Gross loans comprised $660.4 million or 46.0% of total assets as of June 30, 1997. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at June 30, 1997 and at December 31, 1996.

                                    June 30, 1997            December 31, 1996
                               ------------------------   ----------------------
                                             Percent of               Percent of
                                  Amount        Total       Amount       Total
                               -----------   ----------   ---------   ----------
                                             (Dollars In Thousands)

Residential real estate loans     $238,470     36.11%      $242,410     38.79%
Commercial real estate loans       120,160     18.19%       118,442     18.95%
Commercial loans                   173,587     26.28%       155,808     24.93%
Home equity loans                  121,953     18.47%       104,206     16.67%
Consumer loans                       6,260      0.95%         4,132      0.66%
                                  --------    ------       --------    ------
  Total loans receivable, gross    660,430    100.00%       624,998    100.00%
                                  --------    ------       --------    ------
Less:
Unearned income and fees            (1,839)                  (1,196)
Allowance for loan losses           16,392                   15,597
                                  --------                 --------
  Total loans receivable, net     $645,877                 $610,597
                                  ========                 ========


The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. During the six months ended June 30, 1997, the Company experienced an increase in prepayments in its adjustable rate mortgage portfolio. These prepayments offset new originations and resulted in a $3.9 million decrease in residential real estate balances between December 31, 1996 and June 30, 1997.

During the six months ended June 30, 1997, commercial loan balances increased $17.8 million, reflecting the Company's continued focus on lending activities in the local business market. During this same period commercial real estate loan balances increased $1.7 million primarily due to new originations, partially offset by prepayments.

Home equity loans outstanding have increased $17.7 million since December 31, 1996. Management attributes this increase to the active promotion of these products.

Non-performing Assets
Non-performing assets totaled $6.7 million as of June 30, 1997 compared to $7.6 million as of December 31, 1996, a decrease of $0.8 million or 11.1%.

The  following  table  sets  forth  information   regarding  the  components  of
non-performing assets for the periods presented:

                                               June 30,          December 31,
                                                 1997              1996
                                            ---------------   ---------------
                                                 (Dollars In Thousands)
Non-accrual loans (1):
   Residential real estate loans                 $1,537             $1,287
   Commercial real estate loans                   3,048              4,428
   Commercial loans                                 759                674
   Home equity loans                                135                157
   Consumer loans                                  --                    1
                                                 ------             ------
   Total non-accrual loans                        5,479              6,547
                                                 ------             ------

Loans past due 90 days still accruing (2)           540                428

                                                 ------             ------
   Total non-performing loans                     6,019              6,975
Foreclosed real estate (3)                          214                381
Restructured loans on accrual status (4)            477                198
                                                 ------             ------
   Total non-performing assets                   $6,710             $7,554
                                                 ======             ======

Total non-performing loans to total
   gross loans                                     0.91%              1.12%

Total non-performing assets to total
   assets                                          0.47%              0.56%

Allowance for possible losses to
   non-performing loans                          272.34%            223.61%


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

Allowance for Possible Loan Losses
The allowance for possible loan losses reflects an amount that, in management's judgment, is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies. The allowance for possible loan losses at June 30, 1997 was $16.4 million, compared to $14.9 million at June 30, 1996. The activity in the allowance for possible loan losses for the six months ended June 30, 1997 and 1996 was as follows:

                                                                            Six Months Ended
                                                                                June 30,
                                                                     -------------------------------
                                                                        1997                1996
                                                                     ----------           ----------
                                                                         (Dollars In Thousands)
Balance, beginning of period                                          $ 15,597             $ 14,986
Provision for loan losses                                                  801                1,450
Charge-offs:
  Residential real estate loans                                           (126)                (563)
  Commercial real estate loans                                            (300)              (2,102)
  Commercial loans                                                        (128)                (180)
  Home equity loans                                                        (38)                (138)
  Consumer loans                                                          (123)                 (38)
                                                                      --------             --------
    Total charge-offs                                                     (715)              (3,021)
Recoveries:
  Residential real estate loans                                              1                  577
  Commercial real estate loans                                             542                  762
  Commercial loans                                                          74                  100
  Home equity loans                                                         73                   39
  Consumer loans                                                            19                   20
                                                                      --------             --------
    Total recoveries                                                       709                1,498
                                                                      --------             --------
Net recoveries/(charge-offs)                                                (6)              (1,523)
Balance, end of period                                                $ 16,392             $ 14,913
                                                                      ========             ========

Ratio of net loan recoveries/(charge-offs) during the period to
    average loans outstanding during the period                              -                (0.27%)
Ratio of allowance for possible loan losses to total loans
    at the end of the period                                              2.48%                2.51%
Ratio of allowance for possible loan losses to non-performing
    loans at the end of the period                                      272.34%              162.66%


At June 30, 1997, the recorded investment in loans that are considered impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan" was $9.6 million. Included in this amount is $0.2 million of impaired loans for which the related SFAS 114 allowance is $0.1 million and $9.3 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the three and six months ended June 30, 1997 was approximately $9.5 million and $9.0 million, respectively. For the three and six month periods ended June 30, 1997, the Company recognized interest income on these impaired loans of $0.2 million and $0.3 million, respectively.

The following table shows the allocation of the allowance for possible loan losses to the various types of loans as well as the percentage of allowance for possible loan losses in each category to total allowance for possible loan losses.

                                                         June 30, 1997             December 31, 1996
                                                 --------------------------   -------------------------
                                                                % of                         % of
                                                               Total                         Total
                                                             Allowance for                Allowance for
                                                  Amount      Loan Losses      Amount     Loan Losses
                                                 --------   ------------     ---------- ----------------
Residential real estate loans                     $ 2,295       14.00%         $ 1,540        9.87%
Commercial real estate loans                        4,945       30.17%           5,808       37.24%
Commercial loans                                    6,744       41.14%           6,711       43.03%
Home equity loans                                   1,776       10.83%           1,207        7.74%
Consumer loans                                        632        3.86%             331        2.12%
                                                  -------      ------          -------      ------
Total allowance for possible loan losses          $16,392      100.00%         $15,597      100.00%
                                                  =======      ======          =======      ======


Deposit Distribution
The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at June 30, 1997. The Company's deposits consist of demand and NOW accounts, passbook and statement savings accounts, money market accounts and time deposits.

Total deposits were $1.0 billion at June 30, 1997 compared to $969.5 million at December 31, 1996, an increase of $45.9 million. This growth occurred primarily in demand deposits, savings accounts and time deposits. Demand deposits and savings accounts increased $20.1 million and $11.1 million, respectively, as customers continue to take advantage of free savings and checking accounts offered as a result of the Company's consumer deposit strategy to attract and retain core deposits, which provide the Company with a lower cost source of funds. The $17.0 million growth in time deposits is primarily attributable to the introduction of new CD products.

The following table presents the composition of deposits at the dates indicated:


                                June 30, 1997          December 31, 1996
                        -------------------------  ------------------------
                                         Percent                    Percent
                                            of                         of
                           Amount         Total       Amount         Total
                        ----------      --------   ----------     ---------
                                       (Dollars In Thousands)

Demand deposits         $  120,604       11.88%    $  100,527       10.37%
NOW accounts                60,318        5.94%        57,980        5.98%
Savings accounts           206,521       20.34%       195,418       20.16%
Money market accounts      204,913       20.18%       209,523       21.61%
Time deposits              423,048       41.66%       406,069       41.88%
                        ----------      ------     ----------      ------
   Total deposits       $1,015,404      100.00%    $  969,517      100.00%
                        ==========      ======     ==========      ======

Borrowings
Borrowings consist of FHLB advances, securities sold under agreements to repurchase, and loans payable related to the Company's employee stock ownership plan. The Company generally uses borrowings to fund loan growth and to leverage a portion of its capital position. Borrowings increased $32.5 million from $247.9 million at December 31, 1996 to $280.4 million at June 30, 1997 reflecting a portion of the funding for the growth in loans and investments.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of June 30, 1997 both the Company and the Bank exceed all capital adequacy requirements to which they are subject and qualify as "well capitalized" under applicable regulations of the Board of Governors of the Federal Reserve System and the FDIC.

The Company's and Bank's actual capital amounts and ratios are presented in the table. No deductions were made from capital for interest-rate risk.

                                                                            Minimum                 Minimum
                                                                          Requirements            Requirements
                                                                          For Capital             To Qualify As
                                                Actual                 Adequacy Purposes        Well Capitalized
                                           -----------------------  ----------------------   ---------------------
                                             Amount        Ratio       Amount     Ratio         Amount      Ratio
                                           ---------    ----------  ----------  ---------    -----------  --------
As of June 30, 1997:

Tier I Capital (to Average Assets)
   Company                                 $ 98,451        7.0%      $ 56,368     4.0%           N/A
   Bank                                    $ 95,797        6.8%      $ 56,292     4.0%        $ 70,365      5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $ 98,451       11.9%      $ 33,157     4.0%        $ 49,736      6.0%
   Bank                                    $ 95,797       11.6%      $ 33,076     4.0%        $ 49,614      6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $108,862       13.1%      $ 66,314     8.0%        $ 82,893     10.0%
   Bank                                    $106,208       12.8%      $ 66,152     8.0%        $ 82,690     10.0%

As of December 31, 1996:

Tier I Capital (to Average Assets)
   Company                                 $ 96,317        7.4%      $ 52,007     4.0%           N/A
   Bank                                    $ 95,816        7.4%      $ 51,999     4.0%        $ 64,999      5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $ 96,317       12.8%      $ 30,118     4.0%        $ 45,177      6.0%
   Bank                                    $ 95,816       12.7%      $ 30,110     4.0%        $ 45,165      6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $105,804       14.1%      $ 60,236     8.0%        $ 75,296     10.0%
   Bank                                    $105,300       14.0%      $ 60,220     8.0%        $ 75,275     10.0%


Interest Rate Risk Management
Using management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was a positive $22.8 million or 1.59% of total assets at June 30, 1997. The following table sets forth the amounts of assets and liabilities outstanding at June 30, 1997, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable, however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes assumptions used in creating this table.

                                                                                  GAP Position
                                                                                At June 30, 1997
                                              ------------------------------------------------------------------------------
                                                                 More than six
                                                 Less than         months less
                                                 six months      than one year    1 - 5 Years    Over 5 Yrs       TOTAL
                                              ----------------  --------------  -------------- -------------  --------------
                                                                             (Dollars In Thousands)
Assets:
Federal funds sold and
   interest bearing deposits                      $   10,585      $     --        $     --        $     --        $   10,585
Investment securities                                330,091         141,589         183,474          23,701         678,855
Residential real estate loans                         63,885          50,683         109,638          13,092         237,298
Commercial real estate loans                          31,921           9,666          69,046           6,516         117,149
Commercial loans                                      80,780          10,359          74,064           8,013         173,216
Home equity loans                                     75,867          21,173          15,742          10,118         122,900
Consumer loans                                         5,797              58             151             221           6,227
Other assets                                            --              --              --            88,315          88,315
                                                  ----------      ----------      ----------      ----------      ----------

Total assets                                      $  598,926      $  233,528      $  452,115      $  149,976      $1,434,545
                                                  ==========      ==========      ==========      ==========      ==========

Liabilities & stockholders' equity:
Savings accounts                                  $   30,978      $   30,978      $  144,565      $     --        $  206,521
NOW accounts                                           9,048           9,048          42,222            --            60,318
Money market accounts                                 61,474          61,474          81,965            --           204,913
Time deposits                                        236,702         115,000          71,346            --           423,048
Borrowed funds                                       166,741          40,272          64,031           9,313         280,357
Other liabilities & stockholders' equity              23,966          23,966          71,899         139,557         259,388
                                                  ----------      ----------      ----------      ----------      ----------

Total liabilities & stockholders' equity          $  528,909      $  280,738       $ 476,028      $  148,870      $1,434,545
                                                  ==========      ==========      ==========      ==========      ==========

Period GAP position                               $   70,017      $  (47,210)     $  (23,913)     $    1,106

Net period GAP as a percentage of total assets          4.88%          (3.29%)         (1.67%)          0.08%

Cumulative GAP                                    $   70,017      $   22,807     $    (1,106)            --

Cumulative GAP as a percentage of total
   assets                                               4.88%           1.59%          (0.08%)           --

For purposes of the above interest sensitivity analysis:

          Residential loans held for sale at June 30, 1997 totaling $4.3 million are in the less than six month interest sensitivity period.

          Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by their next repricing date. In both cases, assets that have prepayment optionality are adjusted for the Company's estimate of prepayments.

          Loans do not include non-accrual loans of $5.5 million.

          Loans do not include the allowance for loan loss of $16.4 million.

          In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current interest rate environment and the Company's historical experience. Management reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.

          -    Savings accounts are assumed to decay at an annual rate of 30%.
          -    NOW accounts are assumed to decay at an annual rate of 30%.
          - Money market accounts are assumed to decay at an annual rate of 60%.
          - Non-interest bearing accounts of $120.6 million are included in other liabilities and are assumed to decay at an annual rate of 40%.

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

Item 2.  Changes in Securities
         Not applicable

Item 3.  Default upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
(a) On April 30, 1997, the Annual Meeting of the Stockholders of SIS Bancorp, Inc. was held at the Springfield Marriott Hotel, Springfield, Massachusetts.

(b) Directors elected at the Annual Meeting (Term to Expire in 2000) Sister Mary Caritas, S.P.
                  Retired; former President and Chief Executive Officer of Mercy Hospital

         John M. Naughton
                  Retired, former Executive Vice President, Massachusetts Mutual Life Insurance Co.

         Continuing Directors   (Term to Expire in 1998)
         Charles L. Johnson
                  Consultant- Associated Energy Managers,
                  Investment Management Firm

         F. William Marshall,Jr.
                  President and Chief Executive Officer, SIS Bancorp, Inc. and SIS Bank

         Continuing Directors  (Term to Expire in 1999)
         William B. Hart, Jr.
                  President, The Dunfey Group
                  an investment corporation

         Thomas O'Brien
                  Dean, University of Massachusetts
                  School of Management

         Stephen A. Shatz
                  Attorney, Partner in Shatz, Schwartz & Fentin, P.C.

(c) The matters voted on at the meeting and the results included the following proposals:

         1. To elect two Directors for a three-year term ending in the Year 2000 (Proposal 1);

                                    Votes For (shares)  Votes Withheld (shares)
                                    ------------------  -----------------------
        Sr. Mary Caritas (Geary)        4,956,015               17,053
        John Naughton                   4,958,288               14,780


Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

         Exhibit No.                Exhibit                   Location

         10.               Material Contracts

         10.1 Form of "Second Addendum to Form of Employment and Severance Agreement for Senior Vice
                           President and Executive Vice Presidents" of SIS Bank executed by Messrs. Barrett, Dill, Treanor, Ehmke, McWhinnie, Sinton, Tucker, and Ms. Rinaldo.

         10.2 Amended and Restated Employment Agreement between SIS Bank and F. William Marshall, Jr. dated June 30, 1997

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIS BANCORP, INC.
                                               (Registrant)


August 14, 1997                        /s/  F. William Marshall, Jr.
Date                                   F. William Marshall, Jr.
                                       President and Chief Executive Officer




August 14, 1997                        /s/  John F. Treanor
Date                                   John F. Treanor
                                       Executive Vice President
                                       and Chief Financial Officer