Form 10-Q/A
period 1997-06-30
SIS BANCORP INC
filed 1997-10-22
CIK 1013049

FORM 10-Q/A
                                  (Amendment 1)

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


PART II OTHER INFORMATION

Item 1. Legal Proceedings................................................ 27

Item 2. Changes in Securities............................................ 27

Item 3. Default upon Senior Securities................................... 27

Item 4. Submission of Matters to a Vote of Security Holders.............. 27

Item 5. Other Information................................................ 27

Item 6. Exhibits and Reports on Form 8-K................................. 28


SIGNATURES............................................................... 29


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

The principal amount of non-performing loans aggregated approximately $6.0 million at June 30, 1997 compared to $7.0 million at December 31, 1996. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $0.4 million and $0.5 million for the six months ended June 30, 1997 and 1996, respectively. Interest income recorded on these loans for the six months ended June 30, 1997 and 1996 was $0.4 million and $0.4 million, respectively.

The principal amount of restructured loans aggregated $0.5 million at June 30, 1997 compared to $0.2 million at December 31, 1996. Interest income that would have been recorded if the loans had been performing within their original terms aggregated $22 thousand and $10 thousand for the period ended June 30, 1997 and 1996, respectively. Interest income recorded on these loans amounted to $20 thousand and $1 thousand for the six months ended June 30, 1997 and 1996, respectively.

Watch List Loans
The Company maintains a "watch list" of loans, which represents performing loans that have potential weaknesses that require Management's attention. These potential weaknesses may stem from a variety of factors including, among other things, economic or market conditions, adverse terms in the obligor's operations or balance sheet weaknesses. Watch list loans totaled $11.7 million and $18.1 million at June 30, 1997 and December 31, 1996, respectively.

Classified Loans
The Company's Credit Grade Policy (the "Policy") provides for the classification of loans considered to be lesser quality as "substandard", "doubtful", or "loss" loans. A loan is considered substandard under the Company's Policy if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Loans classified as doubtful under the Company's Policy have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and value, "improbable." Assets characterized as loss are those considered "uncollectible" and of such little value that their continuance as bankable assets is not warranted. Classified loans, all of which are considered substandard, totaled $11.4 million and $7.6 million at June 30, 1997 and December 31, 1996, respectively. Included in these amounts are $5.5 million and $6.5 million of loans which have been reported as non-performing assets at June 30, 1997 and December 31 1996, respectively.

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


                                        SIS BANCORP, INC.
                                               (Registrant)


October 22, 1997                       /s/  F. William Marshall, Jr.
Date                                   F. William Marshall, Jr.
                                       President and Chief Executive Officer




October 22, 1997                       /s/  John F. Treanor
Date                                   John F. Treanor
                                       Executive Vice President
                                       and Chief Financial Officer