Form 10-Q
period 1997-09-30
SIS BANCORP INC
filed 1997-11-14
CIK 1013049

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09/30/97

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 5,580,842 shares as of November 3, 1997.

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. SIS Bancorp, Inc. and its subsidiaries (the "Company") wish to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

                       SIS BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                        PAGE NO.

   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Statement of Operations for the
   three and nine months ended September 30, 1997 and 1996.................  1

   Condensed Consolidated Statement of Financial Condition
   at September 30, 1997 and December 31, 1996.............................  2

   Condensed Consolidated Statement of Cash Flows for the
   nine months ended September 30, 1997 and 1996...........................  3

   Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the nine months ended September 30, 1997 and 1996 ..................  5

   Notes to the Unaudited Financial Statements.............................  6


   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..............  8


   PART II OTHER INFORMATION

   Item 1. Legal Proceedings...............................................  28

   Item 2. Changes in Securities...........................................  28

   Item 3. Default upon Senior Securities..................................  28

   Item 4. Submission of Matters to a Vote of Security Holders.............  28

   Item 5. Other Information...............................................  28

   Item 6. Exhibits and Reports on Form 8-K................................  28


   SIGNATURES..............................................................  29


                                             SIS BANCORP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Dollars In Thousands Except Per Share Amounts)

                                                                    (Unaudited)                         (Unaudited)
                                                                 Three Months Ended                  Nine Months Ended
                                                        ---------------------------------    ------------------------------
                                                         September 30,      September 30,    September 30,    September 30,
                                                              1997              1996             1997             1996
                                                        --------------      -------------    -------------    -------------
Interest and dividend income:
        Loans                                              $ 13,958          $ 12,472          $ 40,285         $ 35,946
        Investment securities available for sale              8,019             5,934            24,105           15,230
        Investment securities held to maturity                3,169             3,279             9,849            9,494
        Federal funds sold and short term investments           357               121               716              380
                                                           --------          --------          --------         --------
                   Total interest and dividend income        25,503            21,806            74,955           61,050
                                                           --------          --------          --------         --------
Interest expense:
        Deposits                                              8,735             8,270            25,614           24,338
        Borrowings                                            4,258             2,291            11,782            5,439
                                                           --------          --------          --------         --------
                   Total interest expense                    12,993            10,561            37,396           29,777
                                                           --------          --------          --------         --------
Net interest and dividend income                             12,510            11,245            37,559           31,273
Less: Provision for possible loan losses                        402               750             1,203            2,200
                                                           --------          --------          --------         --------
Net interest and dividend income after provision
        for possible loan losses                             12,108            10,495            36,356           29,073

Noninterest income:
        Net gain on sale of loans                               136               105               328              537
        Net gain on sale of securities                           10                62                21               64
        Fees and other income                                 3,157             2,761             8,533            7,645
                                                           --------          --------          --------         --------
                   Total noninterest income                   3,303             2,928             8,882            8,246
                                                           --------          --------          --------         --------

Noninterest expense:
        Operating expenses:
                 Salaries and employee benefits               4,971             4,408            14,631           12,900
                 Occupancy expense of bank premises, net        982               810             2,885            2,387
                 Furniture and equipment expense                565               558             1,596            1,614
                 Other operating expenses                     3,751             3,846            10,992           10,617
                                                           --------          --------          --------         --------
                   Total operating expenses                  10,269             9,622            30,104           27,518
                                                           --------          --------          --------         --------
        Foreclosed real estate expense                           90                29                58              252
        Net (income) expense of real estate operations          (63)               (8)              416             (170)
                                                           --------          --------          --------         --------
                   Total noninterest expense                 10,296             9,643            30,578           27,600

Income before income tax expense (benefit)                    5,115             3,780            14,660            9,719
Income tax expense (benefit)                                  1,946            (6,421)            5,731           (5,931)
                                                           --------          --------          --------         --------
                   Net income                              $  3,169          $ 10,201          $  8,929         $ 15,650
                                                           ========          ========          ========         ========

Earnings per share:
         Primary                                           $   0.57         $    1.85          $   1.60        $    2.86
         Fully diluted                                     $   0.57         $    1.84          $   1.58        $    2.82

Weighted average shares outstanding:
         Primary                                          5,521,785         5,511,554         5,584,339        5,475,422
         Fully diluted                                    5,559,872         5,556,512         5,647,024        5,543,980



                                See accompanying Notes to the Unaudited Financial Statements

                                       SIS BANCORP, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Dollars In Thousands Except Share Amounts)

                                                                                     (Unaudited)
                                                                                    September 30,   December 31,
                                                                                         1997           1996
                                                                                   --------------   -----------
ASSETS

Cash and due from banks                                                              $    34,464    $    31,902
Federal funds sold and short-term investments                                              6,692         10,045
Investment securities available for sale                                                 502,868        449,323
Investment securities held to maturity (fair value: $182,537 at September 30, 1997
  and $191,617 at December 31, 1996)                                                     182,320        192,174
Loans receivable, net of allowance for possible losses
  ($18,393 at September 30, 1997 and $15,597 at December 31, 1996)                       670,056        610,597
Accrued interest and dividends receivable                                                  9,517          8,982
Investments in real estate and real estate partnerships                                    2,666          2,757
Foreclosed real estate, net                                                                  199            381
Bank premises, furniture and fixtures, net                                                28,244         27,106
Other assets                                                                              15,991         15,345
                                                                                     -----------    -----------
    Total assets                                                                     $ 1,453,017    $ 1,348,612
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $ 1,021,613    $   969,517
Federal Home Loan Bank advances                                                          134,297         68,471
Securities sold under agreements to repurchase                                           148,888        176,577
Loans payable                                                                              2,670          2,848
Mortgage escrow deposits                                                                   6,543          4,396
Accrued expenses and other liabilities                                                    32,048         24,886
                                                                                     -----------    -----------
    Total liabilities                                                                  1,346,059      1,246,695
                                                                                     -----------    -----------

Commitments and contingent liabilities                                                      --             --

Stockholders' equity:
Preferred stock ($.01 par value; 5,000,000 shares
  authorized; no shares issued and outstanding)                                             --             --
Common stock ($.01 par value; 25,000,000 shares authorized; shares issued: 5,727,242 at September 30, 1997 and 5,723,600 at December 31, 1996;
  outstanding: 5,580,842 at September 30, 1997 and 5,723,600 at December 31, 1996)            57             57
Unearned compensation                                                                     (3,036)        (3,693)
Additional paid-in capital                                                                43,218         42,665
Retained earnings                                                                         67,901         60,993
Net unrealized gain on investment securities available for sale                            2,678          1,895
Treasury stock, at cost (146,400 shares at September 30, 1997)                            (3,860)          --
                                                                                     -----------    -----------
    Total stockholders' equity                                                           106,958        101,917
                                                                                     -----------    -----------
Total liabilities and stockholders' equity                                           $ 1,453,017    $ 1,348,612
                                                                                     ===========    ===========

                          See accompanying Notes to the Unaudited Financial Statements

                              SIS BANCORP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars In Thousands)

                                                                           (Unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                     ------------------------
                                                                         1997          1996
                                                                     ----------    ----------
Cash Flows From Operating Activities
Net income                                                            $   8,929    $  15,650
Adjustments to reconcile net income to net cash provided by/
   (used for) operating activities
     Provision for possible loan losses                                   1,203        2,200
     Depreciation                                                         2,275        2,271
     Amortization of premium on investment securities, net                1,836        1,585
     ESOP and restricted stock expenses                                   1,375        1,104
     Investment security gains                                             --            (64)
     Income from equity investment in partnerships                            6          (47)
     Gain on sale of loans                                                 (328)        (537)
     Disbursements for mortgage loans held for sale                     (42,571)     (65,258)
     Receipts from mortgage loans held for sale                          42,898       65,795
     Loss on sale of fixed assets and real estate                          --            343
     Changes in other assets and other liabilities:
         Increase in other assets, net                                   (1,937)      (8,501)
         Increase in accrued expenses and other liabilities               7,162        3,092
                                                                      ---------    ---------
             Net cash provided by operating activities                   20,848       17,633
                                                                      ---------    ---------

Cash Flows From Investing Activities

    Proceeds from sales of investment securities available for sale       7,002       30,863
    Proceeds from maturities and principal payments received
       on investment securities available for sale                      117,753       90,816
    Purchase of investment securities available for sale               (178,248)    (262,977)
    Proceeds from maturities and principal payments received
       on investment securities held to maturity                         32,381       37,211
    Purchase of investment securities held to maturity                  (22,876)     (58,991)
    Net decrease in investments in real estate                             --            475
    Net increase in loans receivable                                    (60,980)     (40,489)
    Net decrease in foreclosed real estate                                  409        1,862
    Proceeds from sale of loans                                              92        4,056
    Proceeds from sale of fixed assets and leases                          --            267
    Purchase of fixed assets                                             (3,328)      (2,029)
                                                                      ---------    ---------
             Net cash used for investing activities                    (107,795)    (198,936)
                                                                      ---------    ---------

                 See accompanying Notes to the Unaudited Financial Statements

                         SIS BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                               (Dollars In Thousands)

                                                                   (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                            -----------------------
                                                               1997         1996
                                                            ----------    ---------
Cash Flows from Financing Activities

  Net increase in deposits                                      52,096      68,746
  Net increase in borrowings                                    37,959     124,288
  Net increase in mortgagors' escrow deposits                    2,147       2,101
  Net proceeds from exercise of stock options                      168        --
  Repurchase of common stock                                    (4,193)       --
  Cash dividends paid                                           (2,021)       --
                                                              --------    --------
        Net cash provided by financing activities               86,156     195,135
                                                              --------    --------

Increase in cash and cash equivalents                             (791)     13,832

Cash and cash equivalents, beginning of period                  41,947      38,422
                                                              --------    --------

Cash and cash equivalents, end of period                      $ 41,156    $ 52,254
                                                              ========    ========


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest to depositors
             and interest on debt                             $ 36,528    $ 29,861

     Income taxes paid                                        $  2,172    $    438


Non-cash investing activities:
     Transfers to foreclosed real estate, net                 $    227    $    845


            See accompanying Notes to the Unaudited Financial Statements

                                                SIS BANCORP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       For The Nine Months Ended September 30, 1997 and 1996
                                                      (Dollars In Thousands)

                                                                                              Net unrealized
                                                                                                gain (loss)
                                                                                               on investment
                                                                        Additional              securities   Treasury
                                                    Common   Unearned     Paid-In    Retained   available     Stock
                                                     Stock Compensation   Capital    Earnings    for sale    at Cost     Total
                                                    -------  ---------   ---------   ---------   ---------   -------   ---------

Balance at December 31, 1996                        $    57  $  (3,693)  $  42,665   $  60,033   $   1,895   $     -   $ 101,917
Net income                                                -          -           -       8,929           -         -       8,929
Cash dividends declared ($0.38 per share)                 -          -           -      (2,021)          -         -      (2,021)
Issuance of common stock in connection with employee
    and non-employee directors benefit programs           -        (98)        (67)          -           -       333         168
Decrease in unearned compensation                         -        755         620           -           -         -       1,375
Change in unrealized gain on investment
    securities available for sale                         -          -           -           -         783         -         783
Treasury stock purchased                                  -          -           -           -           -    (4,193)     (4,193)
                                                    -------  ---------   ---------   ---------   ---------   -------   ---------
Balance at September 30, 1997                       $    57  $  (3,036)  $  43,218   $  67,901   $   2,678   $(3,860)  $ 106,958
                                                    =======  =========   =========   =========   =========   =======   =========


Balance at December 31, 1995                        $    57  $  (4,937)  $  41,790   $  42,833   $   1,726   $     -   $  81,469
Net income                                                -          -           -      15,650           -         -      15,650
Issuance of common stock in connection with employee
    and non-employee directors benefit programs           -       (315)        297           -           -         -         (18)
Decrease in unearned compensation                         -        970         382           -           -         -       1,352
Change in unrealized gain on investment
    securities available for sale                         -          -           -           -      (1,393)        -      (1,393)
                                                    -------  ---------   ---------   ---------   ---------   -------   ---------
Balance at September 30, 1996                       $    57  $  (4,282)  $  42,469   $  58,483   $     333   $     -   $  97,060
                                                    =======  =========   =========   =========   =========   =======   =========



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

3. New Accounting Pronouncements
Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting and reporting standards which require that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition to setting requirements regarding the initial recording and subsequent accounting for assets, liabilities and derivatives acquired in transfers of financial assets, this Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS 125 is effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and for collateral related matters on January 1, 1998. The adoption of this statement did not have a material affect on the Company's financial position as of September 30, 1997 or on the results of its operations for the three and nine month periods then ended.

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

If SFAS 128 had been effective during the first nine months of 1997, pro forma basic EPS for the three and nine months ended September 30, 1997 would have been $0.61 and $1.71, respectively. Pro forma diluted EPS for the three and nine months ended September 30, 1997 would have been $0.58 and $1.60, respectively.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report financial and descriptive information about its reportable operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 defines reportable operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources in assessing performance. The statement is effective for financial statements for periods beginning after December 15, 1997. Management of the Company does not believe that the adoption of SFAS 131 will have a material impact on its financial statements.

4. Dividend Policy
The Company paid cash dividends in the amount of $0.12, $0.12 and $0.14 per share on February 20, 1997, May 23, 1997 and August 21, 1997, respectively. On October 22, 1997 the Company declared a dividend of $0.14 per share payable on November 21, 1997 to shareholders of record as of the close of business on November 4, 1997.

5. Divestment Related Charges
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of its real estate investment and brokerage subsidiaries, Colebrook Inc. and subsidiaries ("Colebrook"). This amount is included in net expense of real estate operations in the September 30, 1997 Condensed Consolidated Statement of Operations. The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of September 30, 1997, no amounts have been paid relating to the divestiture. This divestment is scheduled to be completed by March 31, 1998.

6. Agreement and Plan of Merger
On August 18, 1997, the Company and Glastonbury Bank & Trust Company ("GBT") signed a definitive Agreement and Plan of Reorganization and on September 12, 1997 the parties signed a related Agreement and Plan of Merger, under which the Company would acquire all of the outstanding shares of GBT (the "Merger"). GBT is a Connecticut commercial bank that provides a variety of deposit, loan and investments services to small and medium-sized businesses and consumers. As a result of the Merger, GBT will become a wholly owned subsidiary of the Company. The transaction will be accounted for as a pooling of interests and is structured as a tax-free exchange of 0.74 of a share of the Company's common stock for each of GBT's 1,829,920 shares of common stock. The Merger is scheduled to be completed by year end 1997, and is subject to approval of the shareholders of the Company and GBT as well as various regulatory agencies. As of November 10, 1997 the Federal Reserve Bank of Boston and the Federal Deposit Insurance Corporation notified the Company that they had no objections to the notifications filed by the Company to acquire GBT. While the Company does not anticipate any undue delays in receiving the remaining regulatory approvals, as of November 10, 1997 the Company had not yet received the approvals of the Massachusetts Board of Bank Incorporation and the Connecticut Department of Banking.

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

On August 18, 1997, the Company and Glastonbury Bank & Trust Company ("GBT") signed a definitive Agreement and Plan of Reorganization and on September 12, 1997 the parties signed a related Agreement and Plan of Merger, under which the Company would acquire all of the outstanding shares of GBT (the "Merger"). GBT is a Connecticut commercial bank that provides a variety of deposit, loan and investments services to small and medium-sized businesses and consumers. As a result of the Merger, GBT will become a wholly owned subsidiary of the Company. The transaction will be accounted for as a pooling of interests and is structured as a tax-free exchange of 0.74 of a share of the Company's common stock for each of GBT's 1,829,920 shares of common stock. The Merger is scheduled to be completed by year end 1997, and is subject to approval of the shareholders of the Company and GBT as well as various regulatory agencies. As of November 10, 1997 the Federal Reserve Bank of Boston and the Federal Deposit Insurance Corporation notified the Company that they had no objections to the notifications filed by the Company to acquire GBT. While the Company does not anticipate any undue delays in receiving the remaining regulatory approvals, as of November 10, 1997 the Company had not yet received the approvals of the Massachusetts Board of Bank Incorporation and the Connecticut Department of Banking.

The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue (i.e., that current computer programs use only two digits to identify a year in the date field and cannot reflect a change in the century) and is developing an implementation plan to resolve the issue. A timely resolution of the Year 2000 issue depends largely upon the expertise and advice of outside vendors and consultants retained by the Company to both modify existing software and develop new software to address current deficiencies. The Company is not aware of any obstacles or issues that are presently anticipated in connection with the resolution of the Year 2000 issue that are likely to cause significant operational problems or are otherwise expected to have a material adverse effect on the Company's financial condition or future results of operations.

Results of Operations for the Three Months Ended September 30, 1997 and September 30, 1996

The Company reported net income of $3.2 million, or $0.57 per share fully diluted for the three months ended September 30, 1997 as compared to net income of $10.2 million, or $1.84 per share fully diluted for the same period last year. In 1996 financial results for the quarter were affected by two non-recurring tax events totaling $8.0 million. Excluding the impact of these tax items, the Company experienced an increase in pre-tax operating earnings primarily attributable to increased net interest income and noninterest income as well as lower provisions for possible loan losses, partially offset by higher noninterest expense and income tax expense.

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

                                                                         Three Months Ended September 30,
                                          ------------------------------------------------------------------------------------------
                                                              1997                                              1996
                                          ---------------------------------------------     ----------------------------------------
                                                                                                                            Average
                                             Average                         Average           Average                      Yield/
                                             Balance         Interest (1)   Yield/Cost (1)     Balance       Interest (1)   Cost(1)
                                          --------------   --------------- ---------------  --------------   ------------ ----------
                                                                              (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term investments   $    26,011      $     357           5.37%        $     9,029      $    122        5.29%
Investment securities held to maturity          180,931          3,169           7.01%            193,415         3,279        6.78%
Investment securities available for sale        484,878          8,082           6.67%            353,556         5,975        6.76%
Residential real estate loans                   235,559          4,766           8.09%            241,064         4,764        7.90%
Commercial real estate loans                    120,172          2,606           8.67%            119,211         2,596        8.71%
Commercial loans                                178,298          3,836           8.42%            139,128         3,053        8.59%
Home equity loans                               128,779          2,587           7.97%             87,201         1,834        8.37%
Consumer loans                                    4,534            163          14.38%              4,373           225       20.58%
                                            -----------      ---------         ------         -----------      --------      ------
Total interest-earning assets                 1,359,162         25,566           7.52%          1,146,977        21,848        7.62%

Allowance for loan losses                       (17,550)                                          (15,195)
Non-interest-earning assets                      93,694                                            86,001
                                            -----------                                       -----------
Total assets                                $ 1,435,306      $  25,566                        $ 1,217,783      $ 21,848
                                            ===========      =========                        ===========      ========
Interest-bearing liabilities:
Deposits
  Savings accounts                          $   206,050      $   1,165           2.24%        $   196,741         1,236        2.50%
  NOW accounts (2)                               28,284             73           1.02%             56,639           156        1.10%
  Money manager accounts (2)                     31,572             85           1.07%                  -             -        0.00%
  Money market accounts                         206,880          1,736           3.33%            208,641         1,740        3.32%
  Time deposit accounts                         426,855          5,676           5.28%            389,219         5,137        5.25%
                                            -----------      ---------         ------         -----------      --------      ------
Total interest-bearing deposits                 899,641          8,735           3.85%            851,240         8,269        3.86%

Borrowed funds                                  283,242          4,258           5.88%            162,513         2,292        5.52%
                                            -----------      ---------         ------         -----------      --------      ------

Total interest-bearing liabilities            1,182,883         12,993           4.36%          1,013,753        10,561        4.14%
Non-interest-bearing liabilities                150,676                                           115,809
                                            -----------                                       -----------
Total liabilities                             1,333,559                                         1,129,562
Total stockholders' equity                      101,747                                            88,221
                                            -----------                                       -----------
    Total liabilities and
       stockholders' equity                 $ 1,435,306      $  12,993                        $ 1,217,783      $ 10,561
                                            ===========      =========                        ===========      ========

Net interest income/spread                                   $  12,573           3.16%                         $ 11,287        3.48%
                                                             =========         ======                          ========      ======

Net interest margin as a % of interest-
  earning assets                                                                 3.70%                                         3.94%
                                                                               ======                                        ======

Tax equivalent adjustment                                    $      63                                         $     42
                                                             ---------                                         --------
Net interest income/spread per Condensed Consolidated
  Statement of Operations                                    $  12,510                                         $ 11,245
                                                             =========                                         ========

(1)      On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 34% for 1997 and 1996.
(2)      During July 1997, the Company implemented a program which converted certain NOW accounts to money manager accounts.  This program  has no effect on the  Company's  depositors,  but has  provided  additional  investable  funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.

Net interest income on a fully taxable equivalent basis for the three months ended September 30, 1997 was $12.6 million compared to $11.3 million for the three months ended September 30, 1996, an increase of $1.3 million or 11.4%. This increase was primarily the result of higher levels of interest earning assets partially offset by a decrease of 24 basis points in the net interest margin to 3.70% for the three months ended September 30, 1997 from 3.94% reported for the same period last year.

Total interest income was $25.6 million on a fully taxable equivalent basis for the three months ended September 30, 1997, an increase of $3.7 million or 17.0% from the same period last year primarily due to an increase in average interest-earning assets. Average interest-earning assets totaled $1.4 billion in the third quarter of 1997 compared to $1.1 billion in the third quarter of 1996, an increase of $212.2 million or 18.5%. Total investments increased $118.8 million and were funded by higher deposit levels and borrowed funds. Total loans increased $76.4 million as the Company continued to focus on the commercial and home equity market segments, which grew by $39.2 million or 28.2% and $41.6 million or 47.7%, respectively. Residential real estate loan balances declined $5.5 million or 2.3% for the three months ended September 30, 1997, reflecting amortization and prepayments of the existing loan portfolio partially offset by adjustable rate mortgage production. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $13.0 million for the three months ended September 30, 1997 compared to $10.6 million during the same period in 1996, an increase of $2.4 million or 23.0%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits totaled $899.6 million for the quarter ended September 30, 1997 compared to $851.2 million for the same period in 1996, an increase of $48.4 million or 5.7%. This growth occurred primarily in time deposits which increased $37.6 million largely due to growth in corporate jumbo CD balances. Borrowed funds averaged $283.2 million for the three months ended September 30, 1997 compared to $162.5 million for the same period in 1996 reflecting the use of Federal Home Loan Bank ("FHLB") advances and repurchase agreements to leverage a portion of the Company's capital as well as the match funding of certain fixed rate commercial loans.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                Three months ended September 30,
                                                          1997 versus 1996
                                                --------------------------------
                                                    Increase (Decrease) Due to
                                                --------------------------------
                                                    Volume     Rate        Net
                                                -----------  --------  ---------
Interest-earning assets:
  Federal funds sold and
     interest bearing deposits                    $   231    $     4    $   235
  Investment securities held to maturity             (215)       105       (110)
  Investment securities available for sale          2,204        (98)     2,106
  Residential real estate loans                      (110)       112          2
  Commercial real estate loans                         21        (11)        10
  Commercial loans                                    851        (68)       783
  Home equity loans                                   855       (102)       753
  Consumer loans                                        7        (69)       (62)
                                                  -------    -------    -------
Total interest-earning assets                       3,844       (126)     3,718
                                                  -------    -------    -------
Interest-bearing liabilities:
Deposits:
  Savings accounts                                     56       (127)       (71)
  NOW accounts                                        (76)        (7)       (83)
  Money manager account                                42         43         85
  Money market accounts                               (15)        11         (4)
  Time deposit accounts                               499         40        539
                                                  -------    -------    -------
Total deposits                                        506        (40)       466

Borrowed funds                                      1,759        207      1,966
                                                  -------    -------    -------
Total interest-bearing liabilities                  2,265        167      2,432
                                                  -------    -------    -------
Change in net interest income                     $ 1,579    $  (293)   $ 1,286
                                                  =======    =======    =======

Provision for Possible Loan Losses
The Company's provision for possible loan losses was $0.4 million for the third quarter of 1997 compared to $0.8 million in the third quarter of 1996. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate.

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:


                                                    Three months ended
                                                       September 30,
                                                -----------------------------
                                                     1997            1996
                                                -----------       -----------

Net gain on sale of loans                         $  136             $  105
Net gain on sale of securities                        10                 62
Loan charges and fees                                764                943
Deposit related fees                               1,801              1,592
Other charges and fees                               592                226
                                                  ------             ------
                                                  $3,303             $2,928
                                                  ======             ======

Non-interest income totaled $3.3 million for the third quarter of 1997 compared to $2.9 million for the same period in 1996, an increase of $0.4 million or 12.8%. Deposit related fees increased $0.2 million due to fees associated with the Company's larger non-interest bearing deposit base. Other charges and fees are up $0.4 million due to a recovery of $0.2 million paid by the Massachusetts Thrift Fund for Economic Development, Inc. and $0.1 million from fees associated with Business Manager, a commercial cash management product introduced by the Company in 1997, which involves the funding and management of accounts receivable for small-to-medium sized business customers. Loan charges and fees declined $0.2 million reflecting a decline in commercial loan prepayment fees.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $5.0 million for the third quarter of 1997 compared to $4.4 million for the same period in 1996, an increase of $0.6 million reflecting standard wage increases as well as increased staffing related to new branch openings and branch related support.

Occupancy Expense of Bank Premises
Occupancy expense of bank premises totaled $1.0 million for the third quarter 1997 compared to $0.8 million for the same period in 1996, an increase of $0.2 million. This increase is primarily due to costs associated with the expansion of the retail branch network which includes the opening of five new branches and the addition of three stand alone ATMs since January 1, 1996.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:


                                               Three months ended
                                                  September 30,
                                           -----------------------------
                                               1997             1996
                                           -----------       -----------

Marketing                                     $  421           $  694
Insurance                                        126               93
Professional services                            711              854
Outside processing                             1,220            1,035
Other                                          1,273            1,170
                                              ------           ------
                                              $3,751           $3,846
                                              ======           ======


Other operating expenses totaled $3.8 million for both the third quarters of 1997 and 1996. The $0.3 million decrease in marketing expense reflects a television advertising campaign in 1996 directed towards the Company's consumer strategy. Professional services expense decreased $0.1 million, primarily due to lower levels of legal, consulting, and audit and accounting expenses. Outside processing expense increased $0.2 million, reflecting higher transaction and account volume resulting from the Company s consumer strategy.

Foreclosed Real Estate Expense
Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses remained relatively flat for the three months ended September 30, 1997 compared to the same period last year.

Net Expense of Real Estate Operations
The Company's real estate investment and brokerage subsidiary, Colebrook Inc. and its subsidiaries ("Colebrook"), engages in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations of $(0.1) million and zero for the three months ended September 30, 1997 and September 30, 1996, respectively, reflect normal operating results.

Income Taxes
For the three months ended September 30, 1997 the Company recorded income tax expense of $1.9 million compared with an income tax benefit of $6.4 million for the three months ended September 30, 1996. The tax benefit recorded in the third quarter 1996 was influenced by two non-recurring tax events totaling $8.0 million. Exclusive of these events the increase in income tax expense is attributable to a 35.3% increase in pre-tax earnings.

Results of Operations for the Nine Months Ended September 30, 1997 and September 30, 1996

The Company reported net income of $8.9 million, or $1.58 per share fully diluted for the nine months ended September 30, 1997 as compared to net income of $15.7 million, or $2.82 per share fully diluted for the same period last year. Net income in 1996 was positively impacted by two non-recurring tax benefits totaling $8.0 million. Excluding the impact of these tax items, the Company experienced an increase in pre-tax operating earnings primarily attributable to increased net interest income as well as lower provisions for possible loan losses, partially offset by higher noninterest expenses and income tax expense.

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



                                                                              Nine Months Ended September 30,
                                             ---------------------------------------------------------------------------------------
                                                                  1997                                        1996
                                             ---------------------------------------------  ----------------------------------------
                                                                                Average                                      Average
                                                 Average                        Yield/           Average                     Yield/
                                                 Balance          Interest (1)  Cost (1)         Balance       Interest (1) Cost (1)
                                             ----------------   -------------- -----------  ---------------  -------------- --------
                                                                                   (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term investments      $      17,812      $     716       5.30%      $       9,404      $    380       5.31%
Investment securities held to maturity               188,102          9,849       6.98%            186,354         9,494       6.79%
Investment securities available for sale             478,910         24,323       6.77%            312,169        15,318       6.54%
Residential real estate loans                        236,184         14,242       8.04%            246,932        14,557       7.86%
Commercial real estate loans                         116,200          7,625       8.75%            119,139         7,613       8.52%
Commercial loans                                     172,794         11,173       8.53%            126,587         8,386       8.70%
Home equity loans                                    116,389          6,903       7.93%             77,748         4,911       8.44%
Consumer loans                                         4,445            426      12.78%              6,103           479      10.48%
                                               -------------      ---------     ------       -------------      --------     ------

Total interest-earning assets                      1,330,836         75,257       7.54%          1,084,436        61,138       7.52%

Allowance for loan losses                            (16,633)                                      (15,255)
Non-interest-earning assets                           92,059                                        83,851
                                               -------------                                 -------------
Total assets                                   $   1,406,262      $  75,257                  $   1,153,032      $ 61,138
                                               =============      =========                  =============      ========

Interest-bearing liabilities:
Deposits
  Savings accounts                             $     203,728 $        3,424       2.25%      $     193,874 $       3,631       2.50%
  NOW accounts (2)                                    48,405            365       1.01%             56,101           485       1.15%
  Money manager accounts (2)                          10,640             85       1.07%                  -             -          -
  Money market accounts                              205,972          5,116       3.32%            206,425         5,137       3.32%
  Time deposit accounts                              423,703         16,623       5.25%            377,253        15,085       5.34%
                                               -------------      ---------     ------       -------------      --------     ------
Total interest-bearing deposits                      892,448         25,613       3.84%            833,653        24,338       3.90%

Borrowed funds                                       271,801         11,782       5.72%            129,272         5,439       5.53%
                                               -------------      ---------     ------       -------------      --------     ------

Total interest-bearing liabilities                 1,164,249         37,395       4.29%            962,925        29,777       4.13%
Non-interest-bearing liabilities                     141,045                                       106,574
                                               -------------                                 -------------
Total liabilities                                  1,305,294                                     1,069,499
Total stockholders' equity                           100,968                                        83,533
                                               -------------                                 -------------
    Total liabilities and
      stockholders' equity                     $   1,406,262      $  37,395                  $   1,153,032      $ 29,777
                                               =============      =========                  =============      ========

Net interest income/spread                                        $  37,862       3.25%                         $ 31,361       3.39%
                                                                  =========     ======                          ========     ======

Net interest margin as a % of interest-
  earning assets                                                                  3.79%                                        3.86%
                                                                                ======                                       ======

Tax equivalent adjustment                                         $     303                                     $     88
                                                                  ---------                                     --------
Net interest income/spread per Condensed Consolidated
  Statement of Operations                                         $  37,559                                     $ 31,273
                                                                  =========                                     ========

(1)      On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 34% for 1997 and 1996.

(2)      During July 1997, the Company  implemented a program which converted certain NOW accounts to money manager  accounts.  This program  has no effect on the  Company's  depositors,  but has  provided  additional  investable  funds to the  Company  by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.

Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1997 was $37.9 million compared to $31.4 million for the nine months ended September 30, 1997, an increase of $6.5 million or 20.7%. This increase was primarily the result of higher levels of interest earning assets partially offset by a decrease of 7 basis points in the net interest margin to 3.79% for the period ended September 30, 1997 from 3.86% reported for the same period last year.

Total interest income was $75.3 million on a fully taxable equivalent basis for the nine months ended September 30, 1997, an increase of $14.1 million or 23.1% from the same period last year primarily due to an increase in average interest-earning assets. Average interest-earning assets totaled $1.3 billion for the nine months ended September 30, 1997 compared to $1.1 billion for the same period in 1996, an increase of $246.4 million or 22.7%. Total investments increased $168.5 million and were funded by higher deposit levels and borrowed funds. Total loans increased $69.5 million as the Company continued to focus on the commercial and home equity market segments, which grew by $46.2 million or 36.5% and $38.6 million or 49.7%, respectively. Residential real estate loan balances declined $10.7 million or 4.4% for the nine months ended September 30, 1997, reflecting amortization and prepayments of the existing loan portfolio partially offset by adjustable rate mortgage production. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

Total interest expense was $37.4 million for the nine months ended September 30, 1997 compared to $29.8 million during the same period in 1996, an increase of
$7.6 million or 25.6%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits totaled $892.4 million for the nine months ended September 30, 1997 compared to $833.7 million for the same period in 1996, an increase of $58.8 million or 7.1%. This growth occurred primarily in time deposits which increased $46.5 million largely attributable to the introduction of new CD products as well as growth in the corporate jumbo CD portfolio. Borrowed funds averaged $271.8 million for the nine months ended September 30, 1997 compared to $129.3 million for the same period in 1996 reflecting the use of FHLB advances and repurchase agreements to leverage a portion of the Company's capital as well as the match funding of certain fixed rate commercial loans.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.


                                              Nine Months Ended September 30,
                                                      1997 versus 1996
                                              ---------------------------------
                                                 Increase (Decrease) Due to
                                              ---------------------------------
                                                  Volume     Rate        Net
                                              -----------  ---------  ---------
                                                     (Dollars In Thousands)
Interest-earning assets:
  Federal funds sold and
     short term investments                    $    339    $     (3)   $    336
  Investment securities held to maturity             90         265         355
  Investment securities available for sale        8,325         680       9,005
  Residential real estate loans                    (641)        326        (315)
  Commercial real estate loans                     (190)        202          12
  Commercial loans                                3,025        (238)      2,787
  Home equity loans                               2,366        (374)      1,992
  Consumer loans                                   (145)         92         (53)
                                               --------    --------    --------
Total interest-earning assets                    13,169         950      14,119
                                               --------    --------    --------
Interest-bearing liabilities:
Deposits:
  Savings accounts                                  175        (382)       (207)
  NOW accounts                                      (62)        (58)       (120)
  Money manager accounts                             42          43          85
  Money market accounts                             (11)        (10)        (21)
  Time deposit accounts                           1,840        (302)      1,538
                                               --------    --------    --------
Total deposits                                    1,984        (709)      1,275
Borrowed funds                                    6,087         256       6,343
                                               --------    --------    --------
Total interest-bearing liabilities                8,071        (453)      7,618
                                               --------    --------    --------
Change in net interest income                  $  5,098    $  1,403    $  6,501
                                               ========    ========    ========


Provision for Possible Loan Losses
The Company's provision for possible loan losses was $1.2 million for the nine months ended September 30, 1997 compared to $2.2 million for the same period in 1996. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate.

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:
                                                      Nine months ended
                                                        September 30,
                                                  ------------------------
                                                    1997           1996
                                                  ---------      --------

Net gain on sale of loans                          $  328         $  537
Net gain on sale of securities                         21             64
Loan charges and fees                               2,145          2,404
Deposit related fees                                5,095          4,539
Other charges and fees                              1,293            702
                                                   ------         ------
                                                   $8,882         $8,246
                                                   ======         ======

Non-interest income totaled $8.9 million for the nine months ended September 30, 1997 compared to $8.2 million for the same period in 1996, an increase of $0.6 million or 7.7%. Deposit fees grew $0.6 million due to fees associated with the Company's larger non-interest bearing deposit base. Other charges and fees increased $0.5 million due to $0.2 million in fees associated with the Business Manager, a commercial cash management product introduced by the Company in 1997, a recovery of $0.2 million paid by the Massachusetts Thrift Fund for Economic Development, Inc., and a $0.1 million increase in fees earned in sales of non-deposit investment products. Loan charges and fees decreased $0.3 million due to lower mortgage servicing fees and commercial loan prepayment fees. Net gain on sale of loans decreased $0.2 million due to lower production and sale of fixed rate single family residential mortgage loans.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $14.6 million for the nine months ended September 30, 1997 compared to $12.9 million for the same period in 1996, an increase of $1.7 million reflecting standard wage increases, higher Employee Stock Ownership Plan ("ESOP") expenses resulting from an increase in the Company's stock price and additional staffing related to new branch openings and branch related support.

Occupancy Expense of Bank Premises
Occupancy expense of bank premises totaled $2.9 million for the nine months ended September 30, 1997 compared to $2.4 million for the same period in 1996, an increase of $0.5 million. This increase is primarily due to costs associated with the expansion of the retail branch network which includes the opening of five new branches and the addition of three stand alone ATMs since January 1, 1996.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:

                                                      Nine months ended
                                                        September 30,
                                                  ------------------------
                                                    1997           1996
                                                  ---------      --------

Marketing                                          $ 1,418       $ 1,446
Insurance                                              396           287
Professional services                                2,067         2,344
Outside processing                                   3,497         3,090
Other                                                3,614         3,450
                                                   -------       -------
                                                   $10,992       $10,617
                                                   =======       =======


Other operating expenses totaled $11.0 million for the nine months ended September 30, 1997 compared to $10.6 million for the same period in 1996, an increase of $0.4 million. Outside processing expense grew $0.4 million, reflecting higher transaction and account volume resulting from the Company's consumer strategy. Professional services expense declined $0.3 million, primarily due to lower levels of legal, consulting, and audit and accounting expenses. Insurance expense was up $0.1 million due to higher FDIC insurance premiums.

Foreclosed Real Estate Expense
Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses were $0.1 million for the nine months ended September 30, 1997 compared to $0.3 million for the same period in 1996. This $0.2 million decrease reflects increased gains on the sale of foreclosed properties during the nine months ended September 30, 1997 as compared to the same period last year.

Net Expense of Real Estate Operations
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with FDICIA, the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations was $0.4 million for the nine months ended September 30, 1997, an increase of $0.6 million compared to the same period in 1996. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of Colebrook which was partially offset by a $0.6 million gain on the sale of a real estate property. The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of September 30, 1997, no amounts have been paid relating to the divestiture. This divestment is scheduled to be completed by March 31, 1998.

Income Taxes
For the nine months ended September 30, 1997 the Company recorded income tax expense of $5.7 million compared with an income tax benefit of $5.9 million for the nine months ended September 30, 1996. The tax benefit recorded in 1996 was impacted by two non-recurring tax events totaling $8.0 million. Exclusive of these events the increase in income tax expense is attributable to a $4.9 million or 50.8% increase in pre-tax earnings.

Balance Sheet Analysis - Comparison Of September 30, 1997 To December 31, 1996

Total assets increased from $1.3 billion at December 31, 1996 to $1.5 billion at September 30, 1997. This increase primarily reflects growth in loans and investments funded through an increase in deposits and wholesale borrowings.

Investments
The Company's investment portfolio increased $43.7 million from $641.5 million at December 31, 1996 to $685.2 million at September 30, 1997.

The Company engages in investment activities for both investment and liquidity purposes. The Company maintains an investment securities portfolio which consists primarily of U.S. Government and Agency securities, corporate obligations, asset-backed securities, collateralized mortgage obligations, FHLB stock, and marketable equity securities. Other short-term investments held by the Company periodically include interest-bearing deposits and federal funds sold. The Company also maintains a mortgage-backed securities portfolio consisting of securities issued and guaranteed by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Company ("FHLMC") in addition to publicly traded mortgage-backed securities issued by private financial intermediaries which are rated "AA" or higher by rating agencies of national prominence.

Securities which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost, while those securities which have been identified as assets that may be sold prior to maturity or assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders' equity

The table below sets forth certain information regarding the amortized cost and fair value of the Company's investment portfolio at the dates indicated.

                                                                September 30, 1997
                                         -----------------------------------------------------------------
                                              Available for Sale                      Held to Maturity
                                         ----------------------------         -----------------------------
                                                               (Dollars In Thousands)
                                         Amortized                              Amortized
                                           Cost            Fair Value            Cost            Fair Value
                                         ----------        ----------          ----------        ----------

U.S. Government and Agency obligations   $ 11,310           $ 11,322           $   --             $   --
Collateralized mortgage obligations        26,523             26,565               --                 --
Mortgage-backed securities                436,938            440,417            134,237            134,365
Asset-backed securities                      --                 --               47,883             47,972
Other bonds and short term obligations       --                 --                  200                200
Other securities                           23,878             24,564               --                 --
                                         --------           --------           --------           --------
    Total                                $498,649           $502,868           $182,320           $182,537
                                         ========           ========           ========           ========
                                                                December 31, 1996
                                         -----------------------------------------------------------------
                                              Available for Sale                      Held to Maturity
                                         ----------------------------         -----------------------------
                                                               (Dollars In Thousands)
                                         Amortized                              Amortized
                                           Cost            Fair Value            Cost            Fair Value
                                         ----------        ----------          ----------        ----------

U.S. Government and Agency obligations   $ 29,901           $ 29,943           $   --             $   --
Collateralized mortgage obligations        28,965             29,007               --                 --
Mortgage-backed securities                371,921            374,218            149,856            149,252
Asset-backed securities                      --                 --               42,118             42,165
Other bonds and short term obligations      1,681              1,681                200                200
Other securities                           14,276             14,474               --                 --
                                         --------           --------           --------           --------
    Total                                $446,744           $449,323           $192,174           $191,617
                                         ========           ========           ========           ========

Loan Portfolio Composition
Gross loans comprised $686.3 million or 47.2% of total assets as of September 30, 1997. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at September 30, 1997 and at December 31, 1996.

                                        September 30, 1997                  December 31, 1996
                                  ---------------------------          -------------------------
                                                  Percent of                          Percent of
                                     Amount         Total                Amount         Total
                                  -----------    -----------           ----------     ----------
                                                        (Dollars In Thousands)


Residential real estate loans      $237,623        34.62%               $242,410       38.79%
Commercial real estate loans        121,355        17.68%                118,442       18.95%
Commercial loans                    189,440        27.60%                155,808       24.93%
Home equity loans                   133,049        19.39%                104,206       16.67%
Consumer loans                        4,841         0.71%                  4,132        0.66%
                                   --------       ------                --------      ------
   Total loans receivable, gross    686,308       100.00%                624,998      100.00%
                                   --------       ------                --------      ------
Less:
Unearned income and fees             (2,141)                              (1,196)
Allowance for loan losses            18,393                               15,597
                                   --------                             --------
   Total loans receivable, net     $670,056                             $610,597
                                   ========                             ========



The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. During the nine months ended September 30, 1997, the Company experienced an increase in prepayments in its adjustable rate mortgage portfolio. These prepayments offset new originations and resulted in a $4.8 million decrease in residential real estate balances between December 31, 1996 and September 30, 1997.

During the nine months ended September 30, 1997, commercial loan balances increased $33.6 million, reflecting the Company's continued focus on lending activities in the local business market. During this same period commercial real estate loan balances increased $2.9 million primarily due to new originations, partially offset by prepayments.

Home equity loans outstanding have increased $28.8 million since December 31, 1996. Management attributes this increase to the active promotion of these products.

Non-performing Assets
Non-performing assets totaled $4.9 million as of September 30, 1997 compared to $7.6 million as of December 31, 1996, a decrease of $2.7 million or 35.8%.

The  following  table  sets  forth  information   regarding  the  components  of
non-performing assets for the periods presented:

                                             September 30,      December 31,
                                                 1997              1996
                                            ---------------   ---------------
                                                 (Dollars In Thousands)
Non-accrual loans (1):
   Residential real estate loans                  $1,703             $1,287
   Commercial real estate loans                      899              4,428
   Commercial loans                                1,368                674
   Home equity loans                                  81                157
   Consumer loans                                      7                  1
                                                  ------             ------
   Total non-accrual loans                         4,058              6,547
                                                  ------             ------

Loans past due 90 days still accruing (2)            121                428
                                                  ------             ------
   Total non-performing loans                      4,179              6,975
Foreclosed real estate (3)                           199                381
Restructured loans on accrual status (4)             475                198
                                                  ------             ------
   Total non-performing assets                    $4,853             $7,554
                                                  ======             ======

Total non-performing loans to total
   gross loans                                      0.61%              1.12%

Total non-performing assets to total
   assets                                           0.33%              0.56%

Allowance for possible losses to
   non-performing loans                           440.13%            223.61%


(1) Non-accrual loans are loans that are contractually past due in excess of 90 days, for which the Company has stopped the accrual of interest, or loans which are not past due but on which the Compamy has stopped the accrual of interest based on management's assessment of the circumstances surrounding these loans.

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

The principal amount of non-performing loans aggregated $4.2 million at September 30, 1997 compared to $7.0 million at December 31, 1996. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $0.4 million and $0.7 million for the nine months ended September 30, 1997 and 1996, respectively. Interest income recorded on these loans for the nine months ended September 30, 1997 and 1996 was $0.3 million and $0.6 million, respectively

The principal amount of restructured loans aggregated $0.5 million at September 30, 1997 compared to $0.2 million at December 31, 1996. Interest income that would have been recorded if the loans had been performing within their original terms aggregated $33 thousand and $15 thousand for the periods ended September 30, 1997 and 1996, respectively. Interest income recorded on these loans amounted to $33 thousand and $2 thousand for the nine months ended September 30, 1997 and 1996, respectively.

Watch List Loans
The Company maintains a "watch list" of loans, which represents performing loans that have potential weaknesses that require Management's attention. These potential weaknesses may stem from a variety of factors including, among other things, economic or market conditions, adverse conditions in the obligor's operations or financial condition weaknesses. Watch list loans totaled $9.1 million and $18.1 million at September 30, 1997 and December 31, 1996, respectively.

Classified Loans
The Company's Credit Grade Policy (the "Policy") provides for the classification of loans considered to be lesser quality as "substandard", "doubtful", or "loss" loans. A loan is considered substandard under the Company's Policy if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Loans classified as doubtful, of which the Company has none, have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "improbable." Loans characterized as loss, of which the Company has none, are those considered "uncollectible" and of such little value that their continuance as bankable assets is not warranted. Classified loans, all of which are categorized substandard, totaled $5.5 million and $7.6 million at September 30, 1997 and December 31, 1996, respectively. Included in these amounts are $4.1 million and $6.5 million of loans which have been reported as non-performing assets at September 30, 1997 and December 31, 1996, respectively.

Allowance for Possible Loan Losses
The allowance for possible loan losses reflects an amount that, in management's judgment, is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies. The allowance for possible loan losses at September 30, 1997 was $18.4 million, compared to $14.9 million at September 30, 1996 reflecting both reduced provisions and charge-offs and increased recoveries during the 1997 period. The activity in the allowance for possible loan losses for the nine months ended September 30, 1997 and 1996 was as follows:

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   --------------------------
                                                                       1997            1996
                                                                   ----------      ----------
                                                                      (Dollars In Thousands)

Balance, beginning of period                                       $ 15,597         $ 14,986
Provision for loan losses                                             1,203            2,200
Charge-offs:
  Residential real estate loans                                        (195)            (755)
  Commercial real estate loans                                         (721)          (2,255)
  Commercial loans                                                     (387)            (355)
  Home equity loans                                                    (113)            (190)
  Consumer loans                                                       (196)             (61)
                                                                   --------         --------
    Total charge-offs                                                (1,612)          (3,616)
Recoveries:
  Residential real estate loans                                           1              594
  Commercial real estate loans                                        2,821            1,036
  Commercial loans                                                      272              163
  Home equity loans                                                      80               98
  Consumer loans                                                         31               27
                                                                   --------         --------
    Total recoveries                                                  3,205            1,918
                                                                   --------         --------
Net recoveries/(charge-offs)                                          1,593           (1,698)
Balance, end of period                                             $ 18,393         $ 15,488
                                                                   ========         ========

Ratio of net loan recoveries/(charge-offs) during the period to
    average loans outstanding during the period                        0.25%           (0.29%)
Ratio of allowance for possible loan losses to total loans
    at the end of the period                                           2.68%            2.55%
Ratio of allowance for possible loan losses to non-performing
    loans at the end of the period                                   440.13%          249.65%


In August 1997, the Company received payment of $3.0 million in full satisfaction of a commercial real estate loan with a net book balance of $1.1 million. Accordingly, $1.9 million was recorded as a recovery to the allowance for possible loan losses.

At September 30, 1997, the recorded investment in loans that are considered impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan" was $3.7 million. Included in this amount is $1.0 million of impaired loans for which the related SFAS 114 allowance is $0.3 million and $2.7 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the three and nine months ended September 30, 1997 was approximately $7.9 million and $8.7 million, respectively. For the three and nine month periods ended September 30, 1997, the Company recognized interest income on these impaired loans of $0.2 million and $0.5 million, respectively.

The following table shows the allocation of the allowance for possible loan losses to the various types of loans as well as the percentage of allowance for possible loan losses in each category to total allowance for possible loan loss.

                                                     September 30, 1997                     December 31, 1996
                                         --------------------------------------    ------------------------------------
                                                                     % of                                   % of
                                                                     Total                                  Total
                                                                 Allowance for                           Allowance for
                                            Amount                Loan Losses        Amount               Loan Losses
                                          ---------              -------------     ---------             -------------

Residential real estate loans              $ 2,842                 15.45%          $ 1,540                  9.87%
Commercial real estate loans                 5,542                 30.13%            5,808                 37.24%
Commercial loans                             6,875                 37.38%            6,711                 43.03%
Home equity loans                            2,391                 13.00%            1,207                  7.74%
Consumer loans                                 743                  4.04%              331                  2.12%
                                           -------                ------           -------                ------
Total allowance for possible loan losses   $18,393                100.00%          $15,597                100.00%
                                           =======                ======           =======                ======


Deposit Distribution
The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at September 30, 1997. The Company's deposits consist of demand and NOW accounts, passbook and statement savings accounts, money market accounts and time deposits.

Total deposits were $1.0 billion at September 30, 1997 compared to $969.5 million at December 31, 1996, an increase of $52.1 million or 5.4%. This growth occurred primarily in demand deposits, savings accounts and time deposits. Demand deposits and savings accounts increased $18.7 million and $8.6 million, respectively, as customers continue to take advantage of free checking and savings accounts offered as a result of the Company's consumer deposit strategy to attract and retain core deposits, which provide the Company with a lower cost source of funds. The $23.7 million growth in time deposits is primarily attributable to the introduction of new consumer CD products and growth in corporate jumbo CD balances.

The following table presents the composition of deposits at the dates indicated:

                                        September 30, 1997                  December 31, 1996
                                  ---------------------------          -------------------------
                                                  Percent of                          Percent of
                                     Amount         Total                Amount         Total
                                  -----------    -----------           ----------     ----------
                                                        (Dollars In Thousands)

Demand deposits                     $  119,220      11.67%               $100,527        10.37%
NOW accounts (1)                        25,736       2.52%                 57,980         5.98%
Money manager accounts (1)              37,718       3.69%                   --            --
Savings accounts                       203,986      19.97%                195,418        20.16%
Money market accounts                  205,135      20.08%                209,523        21.61%
Time deposits                          429,818      42.07%                406,069        41.88%
                                    ----------     ------              ----------       ------
  Total deposits                    $1,021,613     100.00%             $  969,517       100.00%
                                    ==========     ======              ==========       ======

(1)      During July 1997, the Company  implemented a program which converted certain Now accounts to money manager  accounts.  This program  has no effect on the  Company's  depositors,  but has  provided  additional  investable  funds to the  Company  by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.

Borrowings
Borrowings consist of FHLB advances, securities sold under agreements to repurchase, and loans payable related to the Company's ESOP. The Company generally uses borrowings to fund loan growth and to leverage a portion of its capital position. Borrowings increased $38.0 million from $247.9 million at December 31, 1996 to $285.9 million at September 30, 1997 reflecting a portion of the funding for the growth in loans and investments.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of September 30, 1997 both the Company and the Bank exceed all capital adequacy requirements to which they are subject and qualify as "well capitalized" under applicable regulations of the Board of Governors of the Federal Reserve System and the FDIC.

The Company's and Bank's actual capital amounts and ratios are presented in the table. No deductions were made from capital for interest-rate risk.

                                                                        Minimum               Minimum
                                                                      Requirements         Requirements
                                                                      For Capital          To Qualify As
                                                  Actual           Adequacy Purposes     Well Capitalized
                                           -------------------    -------------------   -------------------
                                            Amount      Ratio      Amount      Ratio      Amount     Ratio
                                           --------    -------    --------    -------   ---------    ------
As of September 30, 1997:

Tier I Capital (to Average Assets)
   Company                                 $102,169      7.1%     $ 57,412     4.0%        N/A
   Bank                                    $100,047      7.0%     $ 57,346     4.0%     $ 71,682      5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $102,169     11.8%     $ 34,592     4.0%     $ 51,888      6.0%
   Bank                                    $100,047     11.6%     $ 34,545     4.0%     $ 51,818      6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $113,058     13.1%     $ 69,184     8.0%     $ 86,480     10.0%
   Bank                                    $110,936     12.9%     $ 69,090     8.0%     $ 86,363     10.0%

As of December 31, 1996:

Tier I Capital (to Average Assets)
   Company                                 $ 96,317      7.4%     $ 52,007     4.0%         N/A
   Bank                                    $ 95,816      7.4%     $ 51,999     4.0%     $ 64,999      5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $ 96,317     12.8%     $ 30,118     4.0%     $ 45,177      6.0%
   Bank                                    $ 95,816     12.7%     $ 30,110     4.0%     $ 45,165      6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $105,804     14.1%     $ 60,236     8.0%     $ 75,296     10.0%
   Bank                                    $105,300     14.0%     $ 60,220     8.0%     $ 75,275     10.0%



Interest Rate Risk Management
Using management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was liability sensitive by $14.1 million or 0.97% of total assets at September 30, 1997. The following table sets forth the amounts of assets and liabilities outstanding at September 30, 1997, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable, however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes assumptions used in creating this table.

                                                                                   GAP Position
                                                                               At September 30, 1997
                                                ----------------------------------------------------------------------------------
                                                                   More than six
                                                   Less than        months less
                                                   six months      than one year      1 - 5 Years        Over 5 Yrs       TOTAL
                                                -------------    ---------------     -------------     -------------   -----------
                                                                                 (Dollars In Thousands)
Assets:
Federal funds sold and
   interest bearing deposits                     $    6,692         $     --            $     --         $     --       $    6,692
Investment securities                               315,171            146,524             200,693           22,800        685,188
Residential real estate loans                        63,010             52,043             108,204           13,020        236,277
Commercial real estate loans                         28,350             17,607              65,985            8,537        120,479
Commercial loans                                     74,112              9,423              91,791           13,226        188,552
Home equity loans                                   103,788              1,696              17,260           11,513        134,257
Consumer loans                                        4,443                 35                 125              223          4,826
Other assets                                           --                 --                  --             76,746         76,746
                                                 ----------         ----------          ----------       ----------     ----------
Total assets                                     $  595,566         $  227,328          $  484,058       $  146,065     $1,453,017
                                                 ==========         ==========          ==========       ==========     ==========
Liabilities & stockholders' equity:
Savings accounts                                 $   30,598         $   30,598             142,790       $     --       $  203,986
NOW accounts                                          9,518              9,518              44,418             --           63,454
Money market accounts                                62,652             61,064              81,419             --          205,135
Time deposits                                       249,620            104,311              75,887             --          429,818
Borrowed funds                                      167,487             64,018              54,350             --          285,855
Other liabilities & stockholders' equity             23,818             23,818              71,452          145,681        264,769
                                                 ----------         ----------          ----------       ----------     ----------

Total liabilities & stockholders' equity         $  543,693         $  293,327          $  470,316       $  145,681     $1,453,017
                                                 ==========         ==========          ==========       ==========     ==========
Period GAP position                              $   51,873         $  (65,999)         $   13,742       $      384

Net period GAP as a percentage of total assets         3.57%            (4.54%)             (0.95%)            0.03%

Cumulative GAP                                   $   51,873         $  (14,126)         $     (384)               -

Cumulative GAP as a percentage of total assets         3.57%            (0.97%)             (0.03%)               -

Cumulative GAP as a percentage of total
   interest-earning assets                             3.77%            (1.03%)             (0.03%)               -

Cumulative interest-earning assets as a
   percentage of cumulative interest-bearing         114.56%            104.25%             109.99%               -
   liabilities

For purposes of the above interest sensitivity analysis:

         Residential loans held for sale at September 30, 1997 totaling $9.4 million are in the less than six month interest sensitivity period.

         Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by their next repricing date. In both cases, assets that have prepayment optionality are adjusted for the Company's estimate of prepayments.

         Loans do not include non-accrual loans of $4.1 million.

         Loans do not include the allowance for loan loss of $18.4 million.

         In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current interest rate environment and the Company's historical experience. Management reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.
                  - Savings accounts are assumed to decay at an annual rate of 30%.
                  - NOW accounts are assumed to decay at an annual rate of 30%.
                  - Money market accounts are assumed to decay at an annual rate of 60%.
                  - Non-interest bearing accounts of $119.2 million are included in other liabilities and are assumed to decay at an annual rate of 40%.

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

Item 2.  Changes in Securities
         Not applicable

Item 3.  Default upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information

The Company has filed a Form S-3 registration statement with the Securities and Exchange Commission ("SEC") relating to the proposed sale of up to 146,400 shares out of treasury stock. This sale would occur prior to the acquisition of Glastonbury Bank & Trust Company ("GBT") and is meant to reduce the treasury shares to a level that will qualify the acquisition for pooling treatment under applicable accounting rules. The Company has also filed a Form S-4 registration statement relating to its contemplated issuance of up to 1,354,141 shares of stock to GBT shareholders in connection with the pending acquisition of GBT.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

 Exhibit No.       Exhibit                                             Location

    (2.1)    Agreement and Plan of Reorganization dated August 18, 1997    (i)
             relating to the acquisition by the Company of Glastonbury Bank & Trust Company

    (2.2)    Agreement and Plan of Merger dated September 12, 1997        (ii)
             relating to the acquisition by the Company of Glastonbury Bank & Trust Company

Locations of Exhibits if not attached hereto:

(i) Incorporated by reference to Exhibit 2.1 to Form S-4 registration statement filed with the SEC on October 28, 1997.
(ii) Incorporated by reference to Exhibit 2.2 to Form S-4 registration statement filed with the SEC on October 28, 1997.


(b)      Reports on Form 8-K

         (1) On August 18, 1997, a Form 8-K was filed with the SEC by the Company relating to (i) an Agreement and Plan of Reorganization entered into by the Company and Glastonbury Bank & Trust Company, which provides for the acquisition of GBT by the Company and (ii) the rescinding of the Company's stock repurchase program which had originally been authorized in January of 1997.

         (2) On October 22, 1997, a Form 8-K was filed with the SEC by the Company relating to the Company's 10/22/97 press release containing unaudited financial information and announcing a cash dividend for the quarter ending 9/30/97 along with information relating to the Company's previously announced acquisition of Glastonbury Bank & Trust Company.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIS BANCORP, INC.
                                           (Registrant)


November 14, 1997                       /s/  F. William Marshall, Jr.
Date                                    F. William Marshall, Jr.
                                        President and Chief Executive Officer




November 14, 1997                       /s/  John F. Treanor
Date                                    John F. Treanor
                                        Executive Vice President
                                        and Chief Financial Officer