Form 10-K
period 1997-12-31
SIS BANCORP INC
filed 1998-03-31
CIK 1013049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
  (Mark One)
  [XAnnual]report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1997 or [_Transition]report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of March 6, 1998, as reported by NASDAQ, was $267,882,500.

  Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 6,957,987 shares as of March 6, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the SIS Bancorp, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   CAUTIONARY STATEMENT FOR PURPOSES OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. SIS Bancorp, Inc. and its subsidiaries (the "Company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; (vi) the effect of the "year 2000" issue (i.e. that current computer programs use only two digits to identify a year in the date field and cannot reflect a change in the century) on the Company's financial condition or results of operations; and (vii) the impact of pending litigation on the Company's financial condition or results of operations.

                                    PART I

ITEM 1: BUSINESS

OVERVIEW

  SIS Bancorp, Inc. (the "Company") is a Massachusetts corporation formed in 1996 and serves as the bank holding company for Springfield Institution for Savings ("SIS Bank"), and Glastonbury Bank and Trust Company ("GBT"). The Company was formed for the purpose of reorganizing SIS Bank into a holding company structure ("the Reorganization"). Upon the effectiveness of the Reorganization, SIS Bank became the wholly owned subsidiary of the Company and SIS Bank's former stockholders became stockholders of the Company. The Company acquired GBT on December 17, 1997.

  Established in 1827, SIS Bank is a Massachusetts chartered stock savings bank headquartered in Springfield, Massachusetts. GBT, with its headquarters located in Glastonbury, Connecticut, is a Connecticut chartered commercial bank founded in 1919. Substantially all of the Company's operations are conducted through its subsidiary banks.

  The Company provides a wide variety of financial services through both SIS Bank and GBT (the "Banks"), including retail and commercial banking, residential mortgage origination and servicing, commercial and consumer lending, merchant processing and insurance sales. The Banks serve the consumers and businesses located in western Massachusetts and central Connecticut through a network of 34 full service branches.

  The Company's revenues are derived principally from dividend payments received from the Banks, which in turn derive their revenues principally from interest payments on their loan portfolios and mortgage-backed and other investment securities. The Banks' primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.

RECENT DEVELOPMENTS

  On August 18, 1997, the Company and GBT signed an Agreement and Plan of Reorganization, under which the Company acquired all of the outstanding shares of GBT (the "Merger"). The Merger was completed on December 17, 1997. As a result of the Merger, GBT became a wholly owned subsidiary of the Company. The Merger resulted in the exchange of 0.74 of a share of the Company's common stock for each of GBT's 1,829,920 shares of common stock and was treated as a pooling of interests for accounting purposes. Accordingly, the Company's historical financial statements have been restated to reflect the combination with GBT.

INVESTMENT ACTIVITIES

  The Company engages in investment activities for both investment and liquidity purposes. The Company maintains an investment securities portfolio which consists primarily of U.S. Government and agency securities, corporate obligations, asset-backed securities, collateralized mortgage obligations, Federal Home Loan Bank stock, and marketable equity securities. Other short-term investments held by the Company periodically include interest-bearing deposits, money market mutual funds and federal funds sold. The Company also maintains a mortgage-backed securities portfolio consisting of securities issued and guaranteed by the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") in addition to publicly traded and rated mortgage-backed securities issued by private financial intermediaries which are rated "AA" or higher by rating agencies of national prominence.

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, investment securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost, while those securities which have been identified as assets that may be sold prior to maturity or assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders' equity.

  Securities classified as trading represent short-term investments held for sale at GBT. These securities are carried at market value. When sales occur, gains or losses are recognized using market prices at the time of sale. Concurrent with the merger with GBT, the Company liquidated its trading portfolio. Accordingly, the Company has zero and $0.5 million of securities classified as trading at December 31, 1997 and 1996, respectively.

  The following table sets forth certain information regarding the amortized cost and fair value of the Company's investment portfolio at the dates indicated.

                                                 DECEMBER 31, 1997
                                     -----------------------------------------
                                      AVAILABLE FOR SALE    HELD TO MATURITY
                                     -------------------- --------------------
                                              (DOLLARS IN THOUSANDS)
                                     AMORTIZED            AMORTIZED
                                       COST    FAIR VALUE   COST    FAIR VALUE
                                     --------- ---------- --------- ----------
U.S. government and agency
 obligations........................ $ 15,608   $ 15,636  $  2,400   $  2,391
Collateralized mortgage
 obligations........................   51,273     51,415     2,934      2,953
Mortgage-backed securities..........  458,659    460,478   141,282    141,563
Asset backed securities.............      --         --     46,046     46,143
State and Municipal bonds...........    8,966      9,355       --         --
Other bonds and short term
 obligations........................      --         --        345        346
Federal Home Loan Bank and other
 stock..............................   38,128     39,224       --         --
                                     --------   --------  --------   --------
  Total............................. $572,634   $576,108  $193,007   $193,396
                                     ========   ========  ========   ========
                                                 DECEMBER 31, 1996
                                     -----------------------------------------
                                      AVAILABLE FOR SALE    HELD TO MATURITY
                                     -------------------- --------------------
                                              (DOLLARS IN THOUSANDS)
                                     AMORTIZED            AMORTIZED
                                       COST    FAIR VALUE   COST    FAIR VALUE
                                     --------- ---------- --------- ----------
U.S. government and agency
 obligations........................ $ 31,458   $ 31,460  $  7,932   $  7,827
Collateralized mortgage
 obligations........................   43,337     43,220     5,062      5,206
Mortgage-backed securities..........  387,467    389,597   164,934    164,111
Asset backed securities.............      --         --     42,118     42,165
State and Municipal bonds...........      855        857       185        185
Other bonds and short term
 obligations........................    1,681      1,681       415        417
Federal Home Loan Bank and other
 stock..............................   16,601     16,799       --         --
                                     --------   --------  --------   --------
  Total............................. $481,399   $483,614  $220,646   $219,911
                                     ========   ========  ========   ========
                                                 DECEMBER 31, 1995
                                     -----------------------------------------
                                      AVAILABLE FOR SALE    HELD TO MATURITY
                                     -------------------- --------------------
                                              (DOLLARS IN THOUSANDS)
                                     AMORTIZED            AMORTIZED
                                       COST    FAIR VALUE   COST    FAIR VALUE
                                     --------- ---------- --------- ----------
U.S. government and agency
 obligations........................ $ 15,528   $ 15,527  $  5,434   $  5,404
Collateralized mortgage
 obligations........................    9,152      9,057     5,160      5,408
Mortgage-backed securities..........  239,510    240,995   179,122    179,592
State and Municipal bonds...........      --         --        190        190
Other bonds and short term
 obligations........................    9,300      9,300    12,156     11,979
Federal Home Loan Bank and other
 stock..............................    7,907      7,907       --         --
                                     --------   --------  --------   --------
  Total............................. $281,397   $282,786  $202,062   $202,573
                                     ========   ========  ========   ========

  The Company's investment portfolio increased $64.8 million from $704.3 million at December 31, 1996 to $769.1 million at December 31, 1997. This increase in investments was funded through an increase in deposits and borrowings.

  In 1995, the Financial Accounting Standards Board ("FASB") issued a special report, "Implementation of Statement 115," that provided additional guidance related to the application of SFAS 115. In connection with the issuance of this special report, the FASB allowed all organizations to review their portfolio classifications and make a one-time reclassification of securities between categories during the period from November 15, 1995 to December 15, 1995. On December 15, 1995, the Company transferred securities with an amortized cost of $94.7 million and an unrealized loss of $1.1 million from the held to maturity portfolio to the available for sale portfolio. In addition, the Company also transferred securities with an estimated fair value of $47.3 million and an unrealized gain of $0.3 million from the available for sale portfolio to the held to maturity portfolio. The remaining unrealized gain of $0.1 million remains as a separate component of stockholders' equity. Subsequent to the transfer of these securities, the Company sold $82.9 million of available for sale securities in December, 1995 at a net loss of $0.9 million.

  In December, 1997 in connection with the acquisition of GBT, the Company sold $20.6 million in investments from the held to maturity and available for sale portfolios in order to maintain its existing interest rate position. However, the Company generally intends to hold to maturity its debt and equity securities which are so classified. The Company realized a net loss of $0.3 million related to these sales.

  The following table sets forth the contractual maturity distribution of the carrying value and the weighted average yields of the investment portfolio at December 31, 1997. Certain of the investments are subject to early repayment at the option of the issuer. Accordingly, changes in interest rates may affect actual maturities.

                          WITHIN ONE YEAR       1--5 YEARS        5--10 YEARS       OVER 10 YEARS
                         ------------------ ------------------ ------------------ ------------------
                                   WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED          WEIGHTED
                         AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE           AVERAGE
                           COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD    TOTAL    YIELD
                         --------- -------- --------- -------- --------- -------- --------- -------- -------- --------
AVAILABLE FOR SALE
U.S. government and
 agency obligations.....   $--        --     $ 5,507    6.73%   $10,101    6.77%  $    --      --    $ 15,608   6.76%
Collateral mortgage
 obligations............    --        --      23,345    6.58%     3,505    6.37%    24,423    6.82%    51,273   6.68%
Mortgage-backed
 securities.............    --        --       1,986    8.20%     1,803    7.52%   454,870    7.17%   458,659   7.18%
Asset-backed
 securities.............    --        --         --      --         --      --         --      --         --     --
State and Municipal
 bonds..................    --        --         --      --         --      --       8,966    5.28%     8,966   5.28%
                           ----              -------            -------           --------           --------
 Total..................   $--        --     $30,838    6.71%   $15,409    6.77%  $488,259    7.12%  $534,506   7.09%
 Market Value...........   $--               $30,962            $15,498           $490,424           $536,884
HELD TO MATURITY
U.S. government and
 agency obligations.....   $--        --     $   --      --     $ 2,400    6.67%  $    --      --    $  2,400   6.67%
Collateral mortgage
 obligations............    --        --         --      --         850    7.26%     2,084    7.14%     2,934   7.17%
Mortgage-backed
 securities.............    --        --       6,493    6.78%     4,218    7.27%   130,571    7.14%   141,282   7.13%
Asset-backed
 securities.............    --        --         --      --       3,295    8.12%    42,751    6.86%    46,046   6.95%
State and Municipal
 bonds..................      5      5.50%        65    7.51%        75    6.78%       --      --         145   7.06%
Other bonds and short
 term obligations.......    100      5.00%       --      --         100    8.40%       --      --         200   6.70%
                           ----              -------            -------           --------           --------
 Total..................   $105      5.02%   $ 6,558    6.79%   $10,938    7.40%  $175,406    7.07%  $193,007   7.08%
 Market Value...........   $105              $ 6,561            $10,972           $175,758           $193,396

  As of December 31, 1997, approximately 95.8% of mortgage-backed securities available for sale and 67.1% of mortgage-backed securities held to maturity were adjustable rate.


LENDING ACTIVITIES

  Gross loans comprised $849.5 million or 49.0% of total assets at December 31, 1997, compared to $774.1 million or 48.5% of total assets at December 31, 1996. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

                                                DECEMBER 31,
                         --------------------------------------------------------------
                                1997                 1996                 1995
                         -------------------- -------------------- --------------------
                                   PERCENT OF           PERCENT OF           PERCENT OF
                          AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                         --------  ---------- --------  ---------- --------  ----------
                                           (DOLLARS IN THOUSANDS)
Residential real estate
 loans.................. $281,457     33.13%  $295,503     38.18%  $314,331     43.94%
Commercial real estate
 loans..................  185,226     21.80%   171,744     22.19%   170,145     23.79%
Commercial loans........  212,869     25.06%   179,705     23.21%   141,215     19.74%
Home equity loans.......  158,753     18.69%   118,235     15.27%    78,823     11.02%
Consumer loans..........   11,189      1.32%     8,920      1.15%    10,830      1.51%
                         --------    ------   --------    ------   --------    ------
    Total loans
     receivable, gross..  849,494    100.00%   774,107    100.00%   715,344    100.00%
                         --------    ------   --------    ------   --------    ------
Less:
  Unearned income and
   fees.................   (1,991)                (820)                (270)
  Allowance for loan
   losses...............   22,724               19,549               18,612
                         --------             --------             --------
    Total loans
     receivable, net.... $828,761             $755,378             $697,002
                         ========             ========             ========

                                                      DECEMBER 31,
                                         ---------------------------------------
                                                1994                1993
                                         ------------------- -------------------
                                                  PERCENT OF          PERCENT OF
                                          AMOUNT    TOTAL     AMOUNT    TOTAL
                                         -------- ---------- -------- ----------
                                                 (DOLLARS IN THOUSANDS)
Residential real estate loans........... $296,256    45.96%  $305,361    38.71%
Commercial real estate loans............  179,007    27.77%   288,336    36.55%
Commercial loans........................  104,220    16.17%   142,422    18.05%
Home equity loans.......................   55,071     8.54%    37,332     4.73%
Consumer loans..........................   10,050     1.56%    15,445     1.96%
                                         --------   ------   --------   ------
    Total loans receivable, gross.......  644,604   100.00%   788,896   100.00%
                                         --------   ------   --------   ------
Less:
  Unearned income and fees..............      388               1,526
  Allowance for loan losses.............   20,918              23,488
                                         --------            --------
    Total loans receivable, net......... $623,298            $763,882
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

                                                    DECEMBER 31, 1997
                                         ---------------------------------------
                                         LESS THAN   1 YEAR   MORE THAN
                                          1 YEAR   TO 5 YEARS  5 YEARS   TOTAL
                                         --------- ---------- --------- --------
                                                 (DOLLARS IN THOUSANDS)
Fixed rate loans (1):
  Residential real estate...............  $ 2,067   $  3,988  $ 63,096  $ 69,151
  Commercial real estate................    5,146     32,705    23,758    61,609
  Commercial............................    4,101     39,216    23,022    66,339
  Home equity...........................      106      7,335    27,500    34,941
  Consumer..............................    4,880      3,888       566     9,334
                                          -------   --------  --------  --------
    Total fixed rate loans..............   16,300     87,132   137,942   241,374
                                          -------   --------  --------  --------
Adjustable rate loans (1):
  Residential real estate...............    3,003      1,493   207,810   212,306
  Commercial real estate................   14,025     25,997    83,595   123,617
  Commercial............................   43,748     38,876    63,906   146,530
  Home equity...........................      398      2,831   120,583   123,812
  Consumer..............................      128        134     1,593     1,855
                                          -------   --------  --------  --------
    Total adjustable rate loans.........   61,302     69,331   477,487   608,120
                                          -------   --------  --------  --------
    Total amounts due...................  $77,602   $156,463  $615,429  $849,494
                                          =======   ========  ========  ========

--------
(1) Includes non-accrual loans.

DELINQUENCY

  The following table sets forth a summary of the Company's delinquent loans at December 31, 1997, 1996, 1995, 1994, and 1993:

                                                      DECEMBER 31, 1997
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............   12    $  603     34    $1,698
   Commercial real estate loans..............    2       565      2       397
   Commercial loans..........................    8     1,214      9     1,247
   Home equity loans.........................    7       192      5        77
   Consumer loans............................  126       103     79        59
                                               ---    ------    ---    ------
       Total delinquent loans................  155    $2,677    129    $3,478
                                               ===    ======    ===    ======
   Delinquent loans to total gross loans.....           0.32%            0.41%

                                                      DECEMBER 31, 1996
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............   39    $1,782     44    $ 2,773
   Commercial real estate loans..............    1       139      5      1,057
   Commercial loans..........................    7       317     13      1,121
   Home equity loans.........................    5       140      7        189
   Consumer loans............................   95        89     68         37
                                               ---    ------    ---    -------
       Total delinquent loans................  147    $2,467    137    $ 5,177
                                               ===    ======    ===    =======
   Delinquent loans to total gross loans.....           0.32%             0.67%
                                                      DECEMBER 31, 1995
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............   41    $2,603     77    $ 3,184
   Commercial real estate loans..............    3       250     21      2,246
   Commercial loans..........................    9       593     10        419
   Home equity loans.........................    6       177      8         73
   Consumer loans............................   25        17     12         14
                                               ---    ------    ---    -------
       Total delinquent loans................   84    $3,640    128    $ 5,936
                                               ===    ======    ===    =======
   Delinquent loans to total gross loans.....           0.51%             0.83%
                                                      DECEMBER 31, 1994
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............   28    $1,447     70    $ 3,577
   Commercial real estate loans..............    1       129      6      2,150
   Commercial loans..........................    5       368     13      1,577
   Home equity loans.........................   10       195     18        419
   Consumer loans............................   45        64     31         65
                                               ---    ------    ---    -------
       Total delinquent loans................   89    $2,203    138    $ 7,788
                                               ===    ======    ===    =======
   Delinquent loans to total gross loans.....           0.34%             1.21%
                                                      DECEMBER 31, 1993
                                              ---------------------------------
                                                 60-89 DAYS    90 DAYS OR MORE
                                              ---------------- ----------------
                                              NUMBER PRINCIPAL NUMBER PRINCIPAL
                                                OF    BALANCE    OF    BALANCE
                                              LOANS  OF LOANS  LOANS  OF LOANS
                                              ------ --------- ------ ---------
   Residential real estate loans.............   42    $1,655    111    $ 9,611
   Commercial real estate loans..............    5     5,066      8      5,976
   Commercial loans..........................   30     1,386     52      6,893
   Home equity loans.........................    9       183     20        571
   Consumer loans............................   82       131    153        167
                                               ---    ------    ---    -------
       Total delinquent loans................  168    $8,421    344    $23,218
                                               ===    ======    ===    =======
   Delinquent loans to total gross loans.....           1.07%             2.94%

ALLOWANCE FOR LOAN LOSSES

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

  The allowance for possible loan losses at December 31, 1997 was $22.7 million, compared to $19.5 million at December 31, 1996. The activity in the allowance for possible loan losses for the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993 is set forth in the following table:

                                 FOR THE YEARS ENDED DECEMBER 31,
                             ------------------------------------------------
                              1997     1996      1995       1994       1993
                             -------  -------   -------   --------   --------
                                      (DOLLARS IN THOUSANDS)
Balance, beginning of
 period....................  $19,549  $18,612   $20,918   $ 23,488   $ 16,952
Provision for loan losses..    1,895    3,721     6,262     27,728     19,881
Charge-offs:
  Residential real estate
   loans...................     (427)    (915)     (710)    (4,661)    (2,558)
  Commercial real estate
   loans...................     (740)  (3,220)   (4,875)   (21,275)    (4,946)
  Commercial loans.........     (617)    (545)   (3,864)    (7,137)    (6,678)
  Home equity loans........     (153)    (235)      (51)      (124)      (215)
  Consumer loans...........     (266)    (144)     (225)      (314)      (484)
  Merchant processing......       (9)     (93)      (31)       (19)       (90)
                             -------  -------   -------   --------   --------
    Total charge-offs......   (2,212)  (5,152)   (9,756)   (33,530)   (14,971)
Recoveries:
  Residential real estate
   loans...................       21      742       --         460        242
  Commercial real estate
   loans...................    2,901    1,119       517      1,317        559
  Commercial loans.........      428      349       491      1,274        667
  Home equity loans........       90      106        82         79         47
  Consumer loans...........       52       52        98        102        111
  Merchant processing......      --       --        --         --         --
                             -------  -------   -------   --------   --------
    Total recoveries.......    3,492    2,368     1,188      3,232      1,626
                             -------  -------   -------   --------   --------
Net recoveries (charge-
 offs).....................    1,280   (2,784)   (8,568)   (30,298)   (13,345)
Balance, end of period.....  $22,724  $19,549   $18,612   $ 20,918   $ 23,488
                             =======  =======   =======   ========   ========
Ratio of net loan
 recoveries (charge-offs)
 during the period to
 average loans outstanding
 during the period.........     0.16%   (0.38)%   (1.26)%    (4.27)%    (1.54)%
Ratio of allowance for
 possible loan losses to
 total loans at the end of
 the period................     2.68%    2.53%     2.60%      3.25%      2.98%
Ratio of allowance for
 possible loan losses to
 non-performing loans at
 the end of the period.....   392.94%  231.65%   179.70%    111.32%     38.47%

  Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). At December 31, 1997, the recorded investment in loans that are considered impaired under SFAS 114 was $5.3 million as compared to $8.0 million at December 31, 1996. Included in this amount as of December 31, 1997 is $2.0 million of impaired loans for which the related SFAS 114 allowance is $0.4 million and $3.3 million of impaired loans for which the SFAS 114 allowance is zero. At December 31, 1996 there were $2.9 million of impaired loans for which the related SFAS 114 allowance was $0.2 million and $5.2 million of impaired loans for which the SFAS 114 allowance was zero. The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $9.0 million as compared to $9.7 million at December 31, 1996. For the years ended December 31, 1997 and 1996, the Company recognized interest income on these impaired loans of $0.5 million and $0.3 million, respectively.

  The following table shows the allocation of the allowance for loan losses to various types of loans.

                                                   DECEMBER 31,
                         -----------------------------------------------------------------
                                 1997                  1996                  1995
                         --------------------- --------------------- ---------------------
                                     % OF                  % OF                  % OF
                                     TOTAL                 TOTAL                 TOTAL
                                 ALLOWANCE FOR         ALLOWANCE FOR         ALLOWANCE FOR
                         AMOUNT   LOAN LOSSES  AMOUNT   LOAN LOSSES  AMOUNT   LOAN LOSSES
                         ------- ------------- ------- ------------- ------- -------------
                                              (DOLLARS IN THOUSANDS)
Residential real estate
 loans.................. $ 3,664     16.12%    $ 2,237     11.44%    $ 2,499     13.43%
Commercial real estate
 loans..................   5,632     24.78%      7,729     39.54%      8,540     45.88%
Commercial loans........   8,328     36.65%      7,145     36.55%      5,852     31.44%
Home equity loans.......   3,183     14.01%      1,417      7.25%        863      4.64%
Consumer loans..........   1,274      5.61%        421      2.15%        261      1.40%
Merchant processing.....     643      2.83%        600      3.07%        597      3.21%
                         -------    ------     -------    ------     -------    ------
 Total allowance for
  loan losses........... $22,724    100.00%    $19,549    100.00%    $18,612    100.00%
                         =======    ======     =======    ======     =======    ======

                                                    DECEMBER 31,
                                     -------------------------------------------
                                             1994                  1993
                                     --------------------- ---------------------
                                                 % OF                  % OF
                                                 TOTAL                 TOTAL
                                             ALLOWANCE FOR         ALLOWANCE FOR
                                     AMOUNT   LOAN LOSSES  AMOUNT   LOAN LOSSES
                                     ------- ------------- ------- -------------
                                               (DOLLARS IN THOUSANDS)
Residential real estate loans....... $ 5,298     25.33%    $ 2,916     12.41%
Commercial real estate loans........   9,860     47.14%     13,317     56.70%
Commercial loans....................   3,656     17.48%      6,189     26.35%
Home equity loans...................   1,190      5.69%        418      1.78%
Consumer loans......................     357      1.71%        269      1.15%
Merchant processing.................     557      2.65%        379      1.61%
                                     -------    ------     -------    ------
 Total allowance for loan losses.... $20,918    100.00%    $23,488    100.00%
                                     =======    ======     =======    ======

DEPOSIT DISTRIBUTION

  The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at December 31, 1997. The Company's deposits consist of demand and NOW accounts, passbook and statement savings accounts, money market accounts and time deposit accounts.

  Total deposits were $1.3 billion at December 31, 1997 compared to $1.2 billion at December 31, 1996, an increase of $89.7 million. This growth occurred primarily in demand deposits, savings accounts, and time deposits. From December 31, 1996 to December 31, 1997, the Company's consumer demand deposit balances increased by $27.5 million as customers continue to take advantage of free checking accounts offered as part of the Company's consumer deposit strategy to attract and retain core deposits, which is intended to provide the Company with a lower cost source of funds. In addition, the Company's commercial demand deposit balances increased by $7.9 million from December 31, 1996 to December 31, 1997 reflecting growth in the Company's commercial customer base. The Company's savings account balances increased $10.1 million from December 31, 1996 to December 31, 1997 as a result of the consumer deposit strategy. From December 31, 1996 to December 31, 1997, the Company's time deposit balances have increased $33.6 million, largely as the result of the introduction of new CD products as well as growth in time deposits with local municipalities.

  The following table sets forth the distribution of the Company's deposit accounts for each of the three years ended December 31, 1997, 1996 and 1995.

                                               DECEMBER 31,
                         ----------------------------------------------------------
                                1997                1996                1995
                         ------------------  ------------------  ------------------
                                    PERCENT             PERCENT             PERCENT
                                      OF                  OF                  OF
                           AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
                         ---------- -------  ---------- -------  ---------- -------
                                          (DOLLARS IN THOUSANDS)
Demand deposits......... $  171,343  13.52%  $  135,965  11.55%  $  104,023   9.67%
NOW accounts (1)........     51,412   4.06%      81,943   6.96%      79,488   7.39%
Money manager accounts
 (1)....................     39,447   3.11%         --    0.00%         --    0.00%
Savings accounts........    263,449  20.79%     253,358  21.52%     236,724  22.01%
Money market accounts...    211,286  16.67%     209,523  17.79%     212,560  19.77%
Time deposits...........    530,361  41.85%     496,772  42.18%     442,561  41.16%
                         ---------- ------   ---------- ------   ---------- ------
 Total deposits......... $1,267,298 100.00%  $1,177,561 100.00%  $1,075,356 100.00%
                         ========== ======   ========== ======   ========== ======

--------
(1) During July 1997, the Company implemented a program which converted certain NOW accounts to money manager accounts. This program has no effect on the Company's depositors, but has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.

  The Company does not actively solicit Time deposit accounts of $100,000 or more. The following table sets forth the remaining contractual maturities of the Company's portfolio of Time deposits in amounts of $100,000 or greater at December 31, 1997.

                                                            DECEMBER 31, 1997
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
     Three months or less................................        $53,111
     Over three through six months.......................         10,554
     Over six through 12 months..........................         15,782
     Over 12 months......................................          7,966
                                                                 -------
         Total...........................................        $87,413
                                                                 =======

BORROWINGS

  Deposits are the primary source of funds for the Company. However, the Company is able to borrow from the Federal Home Loan Bank ("FHLB") of Boston and can enter into repurchase agreements. At December 31, 1997, the Company's total outstanding FHLB advances were $184.1 million compared to $89.5 million at December 31, 1996. Repurchase agreements were $113.3 million at December 31, 1997 compared to $176.9 million at December 31, 1996.

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


SUPERVISION AND REGULATION

  The Company is a Massachusetts corporation and is a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Company is also subject to the jurisdiction of the Massachusetts Board of Bank Incorporation. As a bank holding company, the Company's activities are limited to the business of banking and activities closely related to or incidental to banking. The Company may not directly or indirectly acquire the ownership or control more than 5 percent of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

  SIS Bank is a Massachusetts chartered stock savings bank subject to regulation and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Commissioner of Banks. GBT is a Connecticut chartered commercial bank, subject to regulation and supervision by the FDIC and the Connecticut Commissioner of Banks. Further, as a member of the Federal Home Loan Bank of Boston, the Banks must maintain certain levels of liquidity and have collateral available to support borrowings, if required.

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

REGULATORY RESTRICTIONS ON DIVIDENDS

  The Company is a legal entity separate and distinct from SIS Bank and GBT and its other subsidiaries. The Company's principal source of revenue consists of dividends from SIS Bank and GBT. The payment of dividends by both SIS Bank and GBT is subject to various regulatory requirements.

  Massachusetts law generally provides that SIS Bank may pay cash dividends to the Company from its undistributed earnings. SIS Bank cannot declare or pay any dividend, however, which would reduce its capital below (i) the amount required to be maintained by federal and state laws and regulations, or (ii) the amount in the SIS Bank liquidation account established in connection with SIS Bank's conversion to stockholder owned form in 1995.

  Connecticut law generally provides that GBT may pay cash dividends to the Company without first obtaining approval from the Connecticut Commissioner of Banks only if the amount of dividends does not exceed GBT's net profits from that year combined with the retained net profits from the previous two years. GBT cannot declare or pay any dividend, however, which would reduce its capital below the amount required to be maintained by federal and state laws and regulations.

  The payment of dividends on common stock and preferred stock by a bank holding company and its bank subsidiaries may also be limited by other factors, including applicable regulatory capital requirements and broad enforcement powers of the federal bank regulatory agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits a depository institution from making any capital distribution (including the payment of a dividend) or paying any management fee to its holding company if any subsidiary depository institution would thereafter be undercapitalized.


CAPITAL REQUIREMENTS

  The Company and the Banks are required to maintain regulatory capital as follows: (i) Tier 1 capital of at least four percent of risk-weighted assets (including off-balance sheet items); (ii) Total capital of at least eight percent of risk-weighted assets and (iii) Tier 1 capital of at least four percent of adjusted quarterly average total assets. The capital ratios for the Company and the Banks are set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7. Failure to meet applicable capital requirements could subject a bank holding company or its subsidiary depository institutions to various enforcement actions, including substantial restrictions on its operations and activities, dividend limitations, issuance of a directive to increase capital and, for a depository institution, termination of deposit insurance and the appointment of a conservator or receiver.

PROMPT CORRECTIVE ACTION

  FDICIA requires the federal banking regulators to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Under regulations a "well capitalized" institution has a total capital to total risk-weighted assets ratio of at least ten percent, a Tier 1 capital to total risk-weighted assets ratio of a least six percent, a Tier 1 capital to average total assets ("leverage ratio") of at least five percent and is not subject to any written order, agreement or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least eight percent, a Tier 1 capital to total risk-weighted assets ratio of at least four percent, and a leverage ratio of at least four percent (three percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized". An "undercapitalized" institution fails to meet one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than six percent, a Tier 1 capital to total risk-weighted assets ratio of less than three percent, and a leverage ratio of less than three percent. A "critically undercapitalized" institution has a ratio of tangible equity to assets of two percent or less. Under certain circumstances, a "well capitalized", "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest category.

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

  SIS Bank and GBT had capital levels which qualified each as a "well-capitalized" institution under the applicable FDIC prompt corrective action regulations at December 31, 1997. The Company also qualified as "well capitalized" under applicable Federal Reserve Board regulations at December 31, 1997. For more detail as to the capital requirements for the Company, please see footnote 24 "Regulatory Capital" in the Notes to the Financial Statements.

EMPLOYEES

  As of December 31, 1997, the Company employed 622 persons (full-time equivalent).

ITEM 2: PROPERTIES

  The Company conducts its business from its main offices and other properties listed below, all of which are considered to be in good condition and adequate for the purposes for which they are used. The Company also serves customers through seven (7) off-site SISTEM24 Automated Teller Machines ("ATM") which are on leased parcels and through its affiliation with the "NYCE"(R) and CIRRUS(R) ATM networks. The following table sets forth certain information relating to bank premises owned or used by the Company in conducting its business:

                                                                    OWN/LEASE
     LOCATION                                                    EXPIRATION DATE
     --------                                                    ---------------
     SIS BANK BANKING OFFICES
     40 Springfield Street, Agawam, MA..........................       Own
     11 Amity Street, Amherst, MA...............................   Lease/2006
     693 Memorial Drive, Chicopee, MA...........................       Own
     153 Meadow Street, Chicopee, MA............................       Own
     465 North Main Street, East Longmeadow, MA.................   Lease/2010
     1360 Carew Street, East Springfield, MA....................   Lease/2004
     50 Holyoke Street, Holyoke, MA.............................   Lease/2001
     724 Bliss Road, Longmeadow, MA (1).........................   Lease/2002
     819 Williams Street, Longmeadow, MA (1)....................   Lease/2006
     52 East Street, Ludlow, MA.................................   Lease/2002
     549 Center Street, Ludlow, MA..............................       Own
     175 Main Street, Northampton, MA...........................       Own
     501 Newton Street, South Hadley, MA........................   Lease/2003
     412 Boston Road, Springfield, MA...........................       Own
     1800 Boston Road, Springfield, MA..........................       Own
     619 Chestnut Street, Springfield, MA.......................       Own
     300 Cooley Street, Springfield, MA.........................   Lease/2001
     441 Cooley Street, Springfield, MA.........................       Own
     561 Sumner Avenue, Springfield, MA.........................       Own
     1441 Main Street, Springfield, MA..........................       Own
     807 Wilbraham Road, Springfield, MA........................   Lease/1998
     958 State Street, Springfield, MA..........................    No Lease
     968 Riverdale Road, West Springfield, MA...................   Lease/2006
     1425 Westfield Street, West Springfield, MA................   Lease/2002
     60 Main Street, Westfield, MA..............................       Own
     451 East Main Street, Westfield, MA........................   Lease/2002

     GBT BANKING OFFICES
     64 Norwich Avenue, Colchester, CT..........................       Own
     29 Main Street, East Hartford, CT..........................   Lease/2000
     730 Hebron Avenue, Glastonbury, CT.........................   Lease/2006
     2461 Main Street, Glastonbury, CT..........................       Own
     255 Main Street, Portland, CT..............................   Lease/1999
     38 Town Line Road, Rocky Hill, CT..........................   Lease/2000
     901 Main Street, South Glastonbury, CT.....................   Lease/1999
     171 Silas Deane Highway, Wethersfield, CT..................   Lease/1998

--------
(1) The Company is scheduled to open a new full-service branch location in Longmeadow, Massachusetts in the second quarter of 1998 which would replace these two smaller locations adjacent to the new Longmeadow location.

ITEM 3: LEGAL PROCEEDINGS

  Except as set forth below, the Company is not involved in any pending litigation other than routine legal proceedings occurring in the ordinary course of business. While the legal responsibility and financial impact with respect to such litigation cannot presently be ascertained, the Company does not anticipate that any of these matters will result in the payment by the Company of damages, that, in the aggregate, would be material in relation to the consolidated financial position or operations of the Company.

  A lawsuit was brought against GBT and seven directors of GBT on or about November 1, 1995 by a former director of GBT, Henry J. Stone, and a second suit was brought contemporaneously by Mr. Stone's wife, Merriam March. Both suits allege misconduct by the GBT directors in connection with the rejection of a proposed acquisition offer received by GBT in 1994. Mr. Stone's suit sought money damages and to be reinstated as a director of GBT. The damages portion of Mr. Stone's suit was dismissed and he has not appealed. His action to be returned to the board of GBT remains, and GBT intends to vigorously oppose Mr. Stone.

  Ms. March's suit is a derivative suit in which she, as a shareholder of GBT, had sued the directors of GBT on behalf of GBT for damages they allegedly caused GBT. The derivative action, filed in Connecticut Superior Court, seeks approximately $11.7 million in money damages from the directors. Because the suit is a derivative suit, any damages that the court may order the defendants to pay (GBT believes this to be unlikely and, in any event, limited to one year's compensation from each director under applicable Connecticut law and GBT's Certificate of Incorporation) would be paid to GBT. GBT considers Ms. March's suit to be without merit.

  Under Connecticut law, GBT is required in some cases, and is permitted in others, to "indemnify" or reimburse the GBT directors from damages and costs incurred by them in connection with litigation brought against them in their official capacities at GBT. As part of the acquisition of GBT by SIS Bank, SIS Bank had agreed that GBT would continue to provide this indemnification to these GBT directors to the extent allowed by law. Through December 31, 1997, GBT had accrued for all expenses incurred for attorney's fees and related costs in connection with the suit, including the advancing of such fees for the defendant directors.

  As of December 31, 1997, the parties continue to be engaged in mutual discovery efforts, and the Stone lawsuit had been dismissed in its entirety except for the count which requests that Mr. Stone be re-seated on the GBT Board of Directors. The Stone suit is scheduled for trial in late 1998 and the March suit in early 1999. The amount of additional legal fees to be incurred by GBT will depend upon a number of factors, including the scope of the plaintiff's discovery efforts and whether the suits actually go to trial.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) On December 4, 1997, a Special Meeting of the shareholders of SIS Bancorp, Inc. was held at the headquarters of the Company, 1441 Main Street, Springfield, Massachusetts, to consider the following matters:

  (b) Election of Directors: Not applicable

  (c) Other matters voted upon: The shareholders voted upon a proposal to approve and adopt the Agreement and Plan of Reorganization dated August 18, 1997 relating to the acquisition of Glastonbury Bank & Trust Company and each of the transactions contemplated thereby, including the issuance of Company common stock to the shareholders of GBT, upon the terms and conditions set forth in the Agreement and Plan of Reorganization, all as more fully described in the Joint Proxy Statement-Prospectus dated October 28, 1997.

         VOTES FOR (SHARES)                VOTES AGAINST                           ABSTAIN
         ------------------                -------------                           -------
             3,914,555                        90,324                               16,821

                                    PART II

ITEM 5: MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  (a) The market on which the Company's Common Stock is traded is the NASDAQ National Market System under the symbol "SISB". The following table sets forth the high and low last sale prices of the Common Stock for the past two fiscal years, as reported by NASDAQ.

                                                          DIVIDEND  HIGH   LOW
                                                          -------- ------ ------
     1996
       First Quarter.....................................    N/A   $18.75 $16.25
       Second Quarter (1)................................    N/A   $18.63 $16.75
       Third Quarter.....................................    N/A   $23.63 $17.50
       Fourth Quarter....................................    N/A   $24.25 $22.13
     1997
       First Quarter (2).................................  $0.12   $27.38 $22.38
       Second Quarter....................................  $0.12   $29.63 $23.38
       Third Quarter.....................................  $0.14   $34.75 $27.63
       Fourth Quarter (3)................................  $0.14   $40.25 $32.63

--------
(1) On June 21, 1996, the Company acquired 100% of the outstanding shares of SIS Bank's common stock, par value $1.00 per share, in a 1:1 exchange for shares of the Company's common stock, par value $0.01 per share (the "Company's Common Stock"). Upon the effectiveness of such share-for-share exchange on June 21, 1996, SIS Bank became a wholly-owned subsidiary of the Company and SIS Bank's former stockholders became stockholders of the Company.
(2) The Company declared its first quarterly cash dividend of $0.12 per share to stockholders of record as of February 3, 1997 payable on February 20, 1997. It has subsequently paid a dividend each quarter as reflected above.
(3) The Company acquired 100% of the outstanding shares of GBT as of December 17, 1997 in an exchange whereby shareholders of GBT received 0.74 of a share of the Company's Common Stock for each share of GBT common stock, par value $2.50 per share. Upon the effectiveness of the exchange on December 17, 1997, GBT became a wholly-owned subsidiary of the Company and GBT's former stockholders became stockholders of the Company. The transaction was accounted for as a pooling of interests.

  (b) As of March 6, 1998, the most recent practicable date, the closing sale price of the Company's Common Stock, as reported by NASDAQ, was $38.50 per share and the Company had 1,599 holders of record of the Company's Common Stock. The figure does not reflect beneficial ownership of shares held in nominee names.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

  The Company's historical financial statements have been restated to reflect the combination with GBT in accordance with the pooling of interest method of accounting.

SELECTED BALANCE SHEET DATA:

                                              DECEMBER 31,
                         ------------------------------------------------------
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
                                         (DOLLARS IN THOUSANDS)
Total assets............ $1,733,618 $1,596,610 $1,300,155 $1,138,424 $1,198,506
Investment securities...    769,115    704,718    484,848    386,893    286,397
Loans receivable,
 gross..................    849,494    774,107    715,344    644,604    788,896
Allowance for possible
 loan losses............     22,724     19,549     18,612     20,918     23,488
Investments in real
 estate and real estate
 partnerships...........      2,903      2,757      6,092      6,699      9,939
Deposits................  1,267,298  1,177,561  1,075,356  1,047,544  1,076,961
Borrowings..............    299,912    269,246    101,071     15,392     20,063
Total stockholders'
 equity.................    125,472    118,786     96,443     36,543     69,585
Asset Quality:
  Non-accruing loans....      5,352      8,011      9,770     18,415     57,792
  Loans past due 90 days
   and still accruing...        431        428        587        376      3,262
                         ---------- ---------- ---------- ---------- ----------
    Total non-performing
     loans..............      5,783      8,439     10,357     18,791     61,054
Foreclosed real estate,
 net....................      1,209      1,540      1,847      6,709     29,288
Restructured loans on
 accrual status (1).....      1,124        892      3,417      6,446     18,245
                         ---------- ---------- ---------- ---------- ----------
    Total non-performing
     assets............. $    8,116 $   10,871 $   15,621 $   31,946 $  108,587
                         ========== ========== ========== ========== ==========

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

SELECTED OPERATING DATA:

                                    FOR THE YEARS ENDED DECEMBER 31,
                               -----------------------------------------------
                                 1997      1996     1995      1994      1993
                               --------  --------  -------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Interest and dividend in-
 come........................  $119,214  $101,599  $86,296  $ 73,189  $ 79,183
Interest expense.............    59,125    48,915   39,448    29,729    33,567
                               --------  --------  -------  --------  --------
Net interest and dividend in-
 come........................    60,089    52,684   46,848    43,460    45,616
Less: provision for possible
 loan losses.................     1,895     3,721    6,262    27,728    19,881
                               --------  --------  -------  --------  --------
Net interest and dividend in-
 come after provision for
 possible loan losses........    58,194    48,963   40,586    15,732    25,735
Noninterest income:
  Net gain (loss) on sale of
   loans and securities......       413       812     (643)      (63)    3,186
  Loan fees..................     3,212     3,553    3,530     3,583     4,201
  Deposit fees...............     7,562     6,834    5,843     4,875     5,212
  Merchant income............     1,904     1,894    1,690     1,549     1,101
  Other fees.................     2,751     1,713    1,387     1,286     2,143
                               --------  --------  -------  --------  --------
      Total noninterest in-
       come..................    15,842    14,806   11,807    11,230    15,843
Noninterest expense:
  Operating expenses:
    Salaries and employee
     benefits................    24,764    22,709   20,167    21,080    21,558
    Occupancy expense of bank
     premises, net...........     4,826     4,308    4,310     4,344     4,430
    Furniture and equipment
     expense.................     3,477     3,433    3,228     3,156     3,056
    Other operating ex-
     penses..................    16,841    17,487   16,715    18,367    16,765
    Merger related costs.....     4,968       --       --        --        --
                               --------  --------  -------  --------  --------
      Total operating ex-
       penses................    54,876    47,937   44,420    46,947    45,809
  Foreclosed real estate (in-
   come) expenses............        (5)      449    1,358     6,759    13,460
  Net expense (income) of
   real estate operations....       352      (272)    (227)      988     2,632
                               --------  --------  -------  --------  --------
      Total noninterest ex-
       pense ................    55,223    48,114   45,551    54,694    61,901
                               --------  --------  -------  --------  --------
Income (loss) before income
 taxes and cumulative effect
 of change in accounting
 principles..................    18,813    15,655    6,842   (27,732)  (20,323)
Income tax (benefit) ex-
 pense.......................     7,395    (5,030)  (6,259)       35    (3,319)
                               --------  --------  -------  --------  --------
Income (loss) before
 cumulative effect of change
 in accounting principle.....    11,418    20,685   13,101   (27,767)  (17,004)
Cumulative effect of change
 in accounting principle.....       --        --       --        --         52
                               --------  --------  -------  --------  --------
      Net income (loss)......  $ 11,418  $ 20,685  $13,101  $(27,767) $(16,952)
                               ========  ========  =======  ========  ========
Earnings (loss) per share:
  Basic......................  $   1.74  $   3.14  $  2.14  $  (4.53) $  (2.77)
  Diluted....................  $   1.65  $   3.03  $  2.12  $  (4.53) $  (2.77)

SELECTED FINANCIAL RATIOS AND OTHER DATA:

                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------
                               1997      1996       1995       1994       1993
                             --------  --------   --------   --------   --------
PERFORMANCE RATIOS: (1)
Return on average assets...      0.68%     1.45%      1.08 %    (2.40)%    (1.40)%
Return on average equity...      9.51%    20.04%     16.70 %   (51.40)%   (20.47)%
Net interest income/spread
 (2).......................      3.26%     3.44%      3.68 %     3.83 %     4.12 %
Net interest margin (3).......   3.83%     3.94%      4.11 %     4.03 %     4.22 %
Efficiency ratio (4).......     72.67%    71.89%     74.91 %    85.74 %    78.61 %
Operating expenses to
 average assets............      3.28%     3.36%      3.67 %     4.06 %     3.78 %
Ratio of net loan
 recoveries (charge-offs)
 to average loans
 outstanding...............      0.16%    (0.38)%    (1.26)%    (4.27)%    (1.54)%
ASSET QUALITY RATIOS:
Non-performing loans to
 total gross loans.........      0.68%     1.09%      1.45%      2.92 %     7.74 %
Non-performing assets to
 total assets..............      0.47%     0.68%      1.20%      2.81 %     9.06 %
Allowance for possible loan
 losses to non-performing
 loans.....................    392.94%   231.65%    179.70%    111.32 %    38.47 %
Allowance for possible loan
 losses to total gross
 loans.....................      2.68%     2.53%      2.60%      3.25 %     2.98 %
CAPITAL RATIOS:
Equity to total assets.....      7.24%     7.44%      7.42%      3.21 %     5.81 %
Tier 1 leverage capital
 ratio.....................      7.17%     7.35%      7.43%      3.67 %     5.77 %
Tier 1 risk-based capital
 ratio.....................     11.87%    12.69%     12.36%      6.39 %     8.26 %
Total risk-based capital
 ratio.....................     13.13%    13.95%     13.61%      7.68 %     9.53 %
OTHER DATA:
Number of deposit
 accounts..................   290,145   248,716    211,362    174,223    165,636
Residential loan
 originations ($000s)......  $ 98,620  $ 95,445   $107,045   $176,355   $380,202
Loans serviced for others
 ($000s)...................  $768,108  $827,267   $921,147   $979,974   $955,153
Number of full time
 equivalent employees......       622       583        529        582        663
FACILITIES:
Full-service customer
 service facilities........        34        31         28         27         27
Mortgage origination
 offices...................       --        --         --           2          2

--------
(1) With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods and are annualized where appropriate.
(2) Interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do include non-interest bearing demand accounts).
(3) Net interest margin represents the net interest income as a percent of average interest-earning assets, including the average daily balance amount of non-performing loans.
(4) The efficiency ratio represents operating expenses as a percentage of net interest income and noninterest income, excluding gains/(losses) on sales of loans and securities.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, which are included in
Item 8 of this report.

OVERVIEW

  The Company reported net income of $11.4 million or $1.65 per share (diluted) for the year ended December 31, 1997. The 1997 financial results, along with the results for prior periods, have been restated to reflect the effect of the acquisition of GBT which was accounted for as a pooling of interests. Financial results for the year ended December 31, 1997 were influenced by non-recurring merger related charges totaling $5.2 million.

  On January 23, 1997, the Company announced the adoption of a shareholder rights plan, the authorization of a share repurchase program, and the declaration of its first quarterly cash dividend payment in the amount of $0.12 per share. See also Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters," for additional information regarding the Company's quarterly dividend payments.

  Under the shareholder rights plan each shareholder of record as of the close of business on February 3, 1997 received one right for each share of common stock held by such share holder to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series A junior Participating Preferred Stock of the Company at a purchase price of $100.00. Until and unless the rights are triggered, the rights will be evidenced by the common stock certificates directly, and will transfer automatically with the transfer of any common stock. The initial issuance of the rights has no dilutive effect on the outstanding shares of the Company or the Company's earnings, is not taxable to the Company or the shareholders, and does not otherwise affect the trading of the Company's shares. If the rights are not triggered or otherwise redeemed by the Board of Directors, the rights will expire on January 22, 2007.

  Under the share repurchase program, the Board of Directors authorized the Company to purchase up to 286,180 shares or up to 5% of the common stock issued and outstanding as of December 31, 1996. On August 17, 1997, in connection with the proposed acquisition of GBT, the Board of Directors rescinded its authorization to repurchase stock. During 1997, the Company repurchased 133,400 shares, net of shares reissued under various benefit plans and shares reissued in connection with the acquisition of GBT.

YEAR 2000

  During 1997, the Company conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue (i.e., that current computer programs use only two digits to identify a year in the date field and cannot reflect a change in the century). The Company is addressing this issue in accordance with the guidelines set forth in the Federal Financial Institutions Examination Counsel Year 2000 statements dated May 5, and December 17, 1997. The Company has completed the phases associated with awareness and assessment.

  The Company has developed an implementation plan to resolve its Year 2000 issues. A timely resolution of the Year 2000 issues depends largely upon the expertise and advice of outside vendors retained by the Company to both modify the Company's existing software and develop new software to address current internal systems deficiencies. All of the Company's third party vendors with non-compliant systems have also been identified and notified. The Company is also preparing plans to test all modifications to critical internal systems and verify that critical third party vendors have adequately addressed their own systems issues. Management expects that testing will be completed by the end of first quarter, 1999. Additionally, the Company is currently assessing the potential impact of Year 2000 on its larger commercial borrowers. The Company is presently unaware of any situation where any vendor will not be able to modify its products and systems in a timely manner.

  The primary costs associated with the Year 2000 issue consist of expenses for the replacement or upgrade of third party systems, and the replacement of personal computers. The Company is not aware of any obstacles or issues that are presently anticipated in connection with the resolution of Year 2000 issues that are likely to cause significant operational problems or are otherwise expected to have a material adverse effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

 BALANCE SHEET CHANGES

  Total assets of $1.7 billion at December 31, 1997 increased $137.0 million or 8.6% from $1.6 billion at December 31, 1996. This growth in total assets occurred primarily in commercial and home equity loans and the investment portfolio and was funded by an increase in deposits and borrowings.

  Commercial loans totaled $212.9 million as of December 31, 1997 compared to $179.7 million as of December 31, 1996, an increase of $33.2 million or 18.5%. This increase reflects the Company's continued focus on lending activities in the local business market. Home equity loan balances grew from $118.2 million as of December 31, 1996 to $158.8 million as of December 31, 1997, an increase of $40.6 million or 34.3%. This increase is the result of the Company's consumer strategy and the active promotion of this product. Investments increased $64.8 million to a total of $769.1 million as of December 31, 1997 from the $704.3 million reported one year earlier.

  Total deposits were $1.3 billion as of December 31, 1997 compared to $1.2 billion as of December 31, 1996, an increase of $89.7 million or 7.6%. During this period, the Company continued to focus on increasing its share of primary deposit relationships. Demand deposits and savings accounts increased $35.4 million and $10.1 million, respectively, as customers continued to take advantage of the Company's consumer deposit strategy to attract and retain core deposits. Time deposit balances increased $33.6 million primarily due to the introduction of new CD products and growth in time deposits with local municipalities.

 ASSET QUALITY/NON-PERFORMING ASSETS

  Non-performing assets declined $2.8 million from $10.9 million at December 31, 1996 to $8.1 million at December 31, 1997. Non-performing asset balances have declined significantly since December 31, 1993 as a result of the accelerated disposition program initiated by the Company, as well as an improvement in economic conditions. The following table sets forth information regarding the components of non-performing assets for the periods presented.

                                                DECEMBER 31,
                                   -------------------------------------------
                                    1997    1996     1995     1994      1993
                                   ------  -------  -------  -------  --------
                                           (DOLLARS IN THOUSANDS)
Non-accrual loans (1):
  Residential real estate loans..  $1,211  $ 1,287  $ 2,817  $ 3,292  $  6,984
  Commercial real estate loans...   1,542    4,754    5,824   11,048    34,206
  Commercial loans...............   2,414    1,750    1,026    3,643    16,414
  Home equity loans..............     181      210       90      369       --
  Consumer loans.................       4       10       13       63       188
                                   ------  -------  -------  -------  --------
    Total non-accrual loans......   5,352    8,011    9,770   18,415    57,792
                                   ------  -------  -------  -------  --------
Loans past due 90 days still
 accruing (2)....................     431      428      587      376     3,262
                                   ------  -------  -------  -------  --------
    Total non-performing loans...   5,783    8,439   10,357   18,791    61,054
Foreclosed real estate (3).......   1,209    1,540    1,847    6,709    29,288
Restructured loans on accrual
 status (4)......................   1,124      892    3,417    6,446    18,245
                                   ------  -------  -------  -------  --------
    Total non-performing assets..  $8,116  $10,871  $15,621  $31,946  $108,587
                                   ======  =======  =======  =======  ========
Total non-performing loans to
 total gross loans...............    0.68%    1.09%    1.45%    2.92%     7.74%
Total non-performing assets to
 total assets....................    0.47%    0.68%    1.20%    2.81%     9.06%
Allowance for possible loan
 losses to non-performing loans..  392.94%  231.65%  179.70%  111.32%    38.47%

--------
(1) Non-accrual loans are loans that are contractually past due in excess of 90 days, for which the Company has stopped the accrual of interest, or loans which are not past due but on which the Company has stopped the accrual of interest based on management's assessment of the circumstances surrounding these loans.
(2) Accruing loans past due 90 days or more are loans which have not been placed on non-accrual status as, in management's opinion, the collection of the loan and contractual interest, in full, is not in doubt.
(3) Foreclosed real estate includes OREO, defined as real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure. The Company carries foreclosed real estate at net realized value, which approximates fair value less estimated selling costs.
(4) Restructured loans are loans for which concessions, including reduction of interest rates or deferral of interest or principal payments, have been granted due to the borrower's financial condition. Restructured loans on non-accrual status are reported in the non-accrual loan category. Restructured loans on accrual status are those loans that have complied with terms of a restructuring agreement for a satisfactory period (generally six months).

 WATCH LIST LOANS

  The Company maintains a "watch list" of loans, which represents performing loans that have potential weaknesses that require management's attention. These potential weaknesses may stem from a variety of factors including, among other things, economic or market conditions, adverse trends in the obligor's operations or weaknesses in the obligor's balance sheet. Watch list loans totaled $24.1 million and $33.2 million at December 31, 1997 and 1996, respectively.

 CLASSIFIED LOANS

  The Company's Credit Grade Policy (the "Policy") provides for the classification of loans considered to be of lesser quality as "substandard", "doubtful", or "loss" loans. A loan is considered substandard under the Company's Policy if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Loans classified as doubtful under the Company's Policy have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "improbable." Assets characterized as loss are those considered "uncollectible" and of such little value that their continuance as bankable assets is not warranted. Substandard classified loans totaled $6.2 million and $9.4 million at December 31, 1997 and 1996, respectively. Doubtful classified loans totaled zero and $53 thousand at December 31, 1997 and 1996, respectively. Included in these amounts are $5.4 million and $8.0 million of loans which have been reported as non-performing loans at December 31, 1997 and 1996, respectively.

LIQUIDITY

  Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customer credit needs.

  The Company's sources of funds are deposits, advances from the FHLB of Boston, repurchase agreements, repayments and maturities on loans and securities, proceeds from the sale of securities in the available-for-sale portfolio, and funds provided by operations. While scheduled loan and security amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions and the general level of interest rates and competition. The Company utilizes particular sources of funds based on comparative costs and availability. The Company generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, will supplement deposits with longer term and/or less expensive alternative sources of funds such as advances from the FHLB and repurchase agreements.

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

CAPITAL RESOURCES/REGULATORY CAPITAL

  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial statements. Under applicable capital adequacy guidelines the Company must meet specific minimum capital requirements that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total average assets. As of December 31, 1997, the Company and the Banks exceed all capital adequacy requirements to which they are subject and qualify as "well capitalized" under applicable regulations of the Federal Reserve Board and the FDIC. The Company's current capital position and its regulatory requirements are discussed in greater detail in footnote 24 "Regulatory Capital" in the Notes to the Financial Statements.

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

  There are a number of industry standards used to measure a financial institution's interest rate risk position. Most common among these is the one-year cumulative gap which is the difference between assets and liabilities that will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its one-year cumulative gap position was liability sensitive by $87.0 million or 5.02% of total assets at December 31, 1997. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation not only considers the impact of changing market interest rates on forecasted net interest income, but also takes into consideration other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences, and general market conditions.

  The following table sets forth the amounts of assets and liabilities outstanding at December 31, 1997, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable; however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes assumptions used in evaluating the Company's interest rate sensitivity.

                                              GAP POSITION
                                          AT DECEMBER 31, 1997
                         ----------------------------------------------------------
                                     MORE THAN SIX
                         LESS THAN    MONTHS LESS     1-
                         SIX MONTHS  THAN ONE YEAR 5 YEARS    OVER 5 YRS   TOTAL
                         ----------  ------------- --------   ---------- ----------
                                         (DOLLARS IN THOUSANDS)
Assets:
  Federal funds sold and
   interest bearing
   deposits.............  $ 17,317     $    --     $    --     $    --   $   17,317
  Investment
   securities...........   301,250      173,454     253,714      40,697     769,115
  Residential real
   estate loans.........    74,029       53,469     115,622      37,094     280,214
  Commercial real estate
   loans................    39,922       24,816     102,336      16,631     183,705
  Commercial loans......    89,408        8,345      97,941      15,272     210,966
  Home equity loans.....   115,815        1,879      19,563      22,719     159,976
  Consumer loans........     5,153           62       3,875       2,181      11,271
  Other assets..........       --           --          --      101,054     101,054
                          --------     --------    --------    --------  ----------
    Total assets........  $642,894     $262,025    $593,051    $235,648  $1,733,618
                          ========     ========    ========    ========  ==========
Liabilities &
 stockholders' equity:
  Savings accounts......  $ 39,515     $ 39,515    $184,419    $    --   $  263,449
  NOW accounts..........    13,629       13,629      63,601         --       90,859
  Money market
   accounts.............    66,902       61,878      82,506         --      211,286
  Time deposits.........   303,217      142,553      83,781         810     530,361
  Borrowed funds........   206,170       36,597      57,145         --      299,912
  Other liabilities &
   stockholders'
   equity...............    34,156       34,156     102,466     166,973     337,751
                          --------     --------    --------    --------  ----------
    Total liabilities &
     stockholders'
     equity.............  $663,589     $328,328    $573,918    $167,783  $1,733,618
                          ========     ========    ========    ========  ==========
Period GAP position.....  $(20,695)    $(66,303)   $ 19,133    $ 67,865
Net period GAP as a
 percentage of total
 assets.................     (1.19)%      (3.82)%      1.10%       3.91%
Cumulative GAP..........  $(20,695)    $(86,998)   $(67,865)        --
Cumulative GAP as a
 percentage of total
 assets.................     (1.19)%      (5.02)%     (3.91)%       --
Cumulative GAP as a
 percentage of total
 interest-earning
 assets.................     (1.27)%      (5.33)%     (4.16)%       --
Cumulative interest-
 earning assets as a
 percentage of
 cumulative interest-
 bearing liabilities....    102.14%       97.98%     107.38%     116.96%

  For purposes of the above interest sensitivity analysis:

    Residential loans held for sale at December 31, 1997 totaling $8.3 million are in the less than six month interest sensitivity period.

    Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by their next repricing date. In both cases, assets that have prepayment optionality are adjusted for the Company's estimate of prepayments.

    Loans do not include non-accrual loans of $5.4 million.

    Loans do not include the allowance for loan loss of $22.7 million.

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

    --Non-interest bearing accounts of $171.3 million are included in other liabilities and are assumed to decay at an annual rate of 40%.

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

MARKET RISK

  As a financial institution, the Company's chief market risk is interest rate risk. The Company has no exposure to foreign currency or commodity prices. Its exposure to equity prices is limited to marketable equity securities contained within its available for sale investment portfolio. At December 31, 1997 the Company does not have a trading portfolio.

  Interest rate risk is the sensitivity of income to variations in interest rates over defined time horizons. The primary goal of interest rate risk management is to control this risk within limits and guidelines approved by the Company's Asset/Liability Committee (ALCO). These limits and guidelines reflect the Company's tolerance for interest rate risk.

  The Company attempts to control interest rate risk by identifying exposures, quantifying them, and identifying their impact on income. The Company quantifies its interest rate risk exposures using simulation models as well as gap analyses. The Company manages its interest rate exposures using a combination of on-balance sheet instruments, consisting principally of fixed and variable rate securities, deposit pricing and FHLB borrowings. See the GAP Position analysis under this Item 7 and the notes to the Consolidated Financial Statements under Item 8 for further information regarding market risk of these instruments at December 31, 1997.

  At December 31, 1997, the Company had no outstanding exposures to off-balance sheet interest rate instruments such as swaps, forwards or futures. GBT held derivative financial instruments during 1997. However, in December, 1997, concurrent with the acquisition of GBT, the Company sold its position in these instruments. At December 31, 1997 the Company held no derivative financial instruments.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

 GENERAL

  For the year ended December 31, 1997 the Company reported net income of $11.4 million, or $1.65 per share (diluted), as compared to net income of $20.7 million, or $3.03 per share (diluted), for the year ended December 31, 1996. The financial results for 1997 were influenced by non-recurring merger related charges totaling $5.2 million, including expenses of $4.9 million and a loss of $0.3 million related to the restructuring of the investment portfolio at GBT. December 31, 1996 results were favorably affected by non-recurring tax events totaling $8.8 million. Excluding the effect of nonrecurring items the Company experienced improved results in core earnings primarily attributed to increased net interest income and non interest income as well as lower provisions for possible loan losses, partially offset by higher operating expenses.

 NET INTEREST INCOME

  Net interest income represents the difference between income earned on interest-earning assets and expense incurred on interest-bearing liabilities. Net interest income is affected by the mix and volume of assets and liabilities, and the movement and level of interest rates.

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

                                                FOR THE YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------
                                           1997                                    1996
                          --------------------------------------- ---------------------------------------
                           AVERAGE                    AVERAGE      AVERAGE                    AVERAGE
                           BALANCE    INTEREST (1) YIELD/COST (1)  BALANCE    INTEREST (1) YIELD/COST (1)
                          ----------  ------------ -------------- ----------  ------------ --------------
                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Fed funds sold and
 short-term
 investments............  $   19,840    $  1,073        5.33%     $   16,026    $    871        5.35%
Investment securities
 held to maturity.......     210,048      14,416        6.86%        218,078      14,669        6.73%
Investment securities
 available for sale.....     541,930      35,962        6.64%        375,297      24,771        6.60%
Investment securities
 held for trading.......         465          15        3.23%            345           6        1.74%
Residential real estate
 loans..................     289,800      22,994        7.93%        296,949      23,310        7.85%
Commercial real estate
 loans..................     172,371      15,683        9.10%        171,921      15,190        8.84%
Commercial loans........     199,763      17,544        8.66%        154,517      13,876        8.83%
Home equity loans.......     137,460      10,981        7.99%         95,838       8,010        8.36%
Consumer loans..........       9,791       1,069       10.92%         10,548       1,016        9.63%
                          ----------    --------       -----      ----------    --------        ----
    Total interest-
     earning assets.....   1,581,468     119,737        7.57%      1,339,519     101,719        7.59%
Allowance for loan
 losses.................     (20,559)                                (18,666)
Non-interest-earning
 assets.................     114,174                                 105,042
                          ----------                              ----------
    Total assets........  $1,675,083    $119,737                  $1,425,895    $101,719
                          ==========    ========                  ==========    ========
INTEREST-BEARING
 LIABILITIES:
Deposits
  Savings accounts......  $  263,148    $  6,158        2.34%     $  252,212    $  6,278        2.49%
  NOW accounts (2)......      60,741         749        1.23%         78,305         989        1.26%
  Money manager accounts
   (2)..................      20,633         223        1.08%            --          --          --
  Money market
   accounts.............     206,929       6,895        3.33%        208,180       6,912        3.32%
  Time deposit
   accounts.............     521,887      27,695        5.31%        465,472      24,894        5.35%
                          ----------    --------       -----      ----------    --------        ----
    Total interest-
     bearing deposits...   1,073,338      41,720        3.89%      1,004,169      39,073        3.89%
Borrowed funds..........     298,212      17,405        5.76%        174,300       9,842        5.55%
                          ----------    --------       -----      ----------    --------        ----
Total interest-bearing
 liabilities............   1,371,550      59,125        4.31%      1,178,469      48,915        4.15%
Non-interest-bearing
 liabilities............     183,517                                 144,232
                          ----------                              ----------
    Total liabilities...   1,555,067                               1,322,701
Total stockholders'
 equity.................     120,016                                 103,194
                          ----------                              ----------
    Total liabilities
     and stockholders'
     equity.............  $1,675,083    $ 59,125                  $1,425,895    $ 48,915
                          ==========    ========                  ==========    ========
Net interest
 income/spread..........                $ 60,612        3.26%                   $ 52,804        3.44%
                                        ========       =====                    ========        ====
Net interest margin as a
 % of interest-earning
 assets.................                                3.83%                                   3.94%
                                                       =====                                    ====
Tax equivalent
 adjustment.............                $    523                                $    120
                                        --------                                --------
Net interest
 income/spread per
 Condensed Consolidated
 Statement of
 Operations.............                $ 60,089                                $ 52,684
                                        ========                                ========

-------
(1) On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 34% for 1997 and 1996.
(2) During July 1997, the Company implemented a program which converted certain NOW accounts to money manager accounts. This program has no effect on the Company's depositors, but has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.

  Net interest income increased $7.8 million or 14.8% for the year ended December 31, 1997 versus the same period last year. This increase was the result of a $241.9 million increase in interest-earning assets partially offset by a 11 basis point decrease in net interest margin.

  Total interest income was $119.7 million for the year ended December 31, 1997, an increase of $18.0 million or 17.7%. This increase is primarily attributable to higher levels of interest-earning assets. Average interest-earning assets totaled $1.6 billion for the year ended December 31, 1997 compared to $1.3 billion for the year ended December 31, 1996, an increase of $241.9 million or 18.1%. Average investments increased $158.7 million or 26.7% and were funded by higher deposit levels and borrowed funds. Average loans increased $79.4 million or 10.9% as the Company continued to focus on the commercial and home equity market segments, which grew by $45.2 million or 29.3% and $41.6 million or 43.4%, respectively. Residential real estate loan balances declined $7.1 million or 2.4%, reflecting amortization and prepayments of the existing portfolio offset in part by adjustable rate mortgage production. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

  Total interest expense was $59.1 million for the year ended December 31, 1997 compared to $48.9 million for the same period in 1996, an increase of $10.2 million or 20.9%. This increase is primarily attributable to increases in interest-bearing deposits and the use of borrowed funds. Interest-bearing deposits totaled $1.1 billion for the year ended December 31, 1997 compared to $1.0 billion for the same period in 1996, an increase of $69.2 million or 6.9%. This growth occurred primarily in time deposits, which increased $56.4 million as a result of new CD products as well as growth in the municipal CD portfolio. Borrowed funds averaged $298.2 million during 1997 reflecting the use of FHLB advances and repurchase agreements to leverage a portion of the Company's capital as well as the match funding of certain fixed rate commercial loans.

 RATE/VOLUME ANALYSIS

  The following table presents the changes in net interest income resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                               FOR THE YEARS ENDED DECEMBER 31,
                                       1997 VERSUS 1996
                               -----------------------------------
                                  INCREASE (DECREASE) DUE TO
                               -----------------------------------
                                 VOLUME       RATE         NET
                               ------------ ---------- -----------
                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold and short
 term investments............  $       207  $      (5) $       202
Investment securities held to
 maturity....................         (546)       293         (253)
Investment securities avail-
 able for sale...............       11,028        163       11,191
Investment securities held
 for trading.................            3          6            9
Residential real estate
 loans.......................         (564)       248         (316)
Commercial real estate
 loans.......................           40        453          493
Commercial loans.............        4,018       (350)       3,668
Home equity loans............        3,402       (431)       2,971
Consumer loans...............          (78)       131           53
                               -----------  ---------  -----------
    Total interest-earning
     assets..................       17,510        508       18,018
                               -----------  ---------  -----------
INTEREST-BEARING LIABILITIES:
Deposits:
  Savings accounts...........          264       (384)        (120)
  NOW accounts...............         (219)       (21)        (240)
  Money manager accounts.....          112        111          223
  Money market accounts......          (42)        25          (17)
  Time deposit accounts......        3,005       (204)       2,801
                               -----------  ---------  -----------
    Total deposits...........        3,120       (473)       2,647
Borrowed funds...............        7,114        449        7,563
                               -----------  ---------  -----------
    Total interest-bearing
     liabilities.............       10,234        (24)      10,210
                               -----------  ---------  -----------
    Change in net interest
     income..................  $     7,276  $     532  $     7,808
                               ===========  =========  ===========

 PROVISION FOR LOAN LOSSES

  The Company recorded a $1.9 million provision for possible loan losses in 1997 compared to $3.7 million in 1996. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further discussion of this topic please refer to the section titled "Allowance for Possible Loan Losses" in Item 1 of this document.

 NON-INTEREST INCOME

  Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
     Net gain on sale of loans........................ $       539  $       604
     Net (loss) gain on sale of securities............        (183)         193
     Net gain on securities held for trading..........          57           15
     Loan charges and fees............................       3,212        3,521
     Deposit related fees.............................       7,562        6,834
     Merchant fees....................................       1,904        1,894
     Other charges and fees...........................       2,751        1,745
                                                       -----------  -----------
                                                       $    15,842  $    14,806
                                                       ===========  ===========

  Non-interest income totaled $15.8 million for the year ended December 31, 1997 compared to $14.8 million for the same period in 1996, an increase of $1.0 million or 7.0%. Other charges and fees increased $1.0 million for the year ended December 31, 1997 compared to the same period in 1996 primarily due to a $0.3 million increase in fees associated with Business Manager, a commercial cash management product introduced by the Company in 1997, a $0.3 million increase in fees earned in sales of non-deposit investment products, and a recovery of $0.2 million paid in 1997 by a state sponsored small business investment once held by the Company. Deposit service charges and fees increased $0.7 million due primarily to fees associated with the Company's larger non-interest bearing account base. At December 31, 1997 there was a loss of $0.2 million on sale of securities compared to a gain of $0.2 million at December 31, 1996. This $0.4 million decrease in income is attributed to a decline in sale activity combined with a loss of $0.3 million related to the restructuring of GBT's investment portfolio. Loan charges and fees decreased $0.3 million due to lower mortgage servicing fees and commercial loan prepayment fees.

 NON-INTEREST EXPENSE

  Salaries and Benefits Expense

  Salaries and benefits expense totaled $24.8 million for the year ended December 31, 1997 compared to $22.7 million for the same period in 1996, an increase of $2.1 million or 9.0% reflecting standard wage increases, higher ESOP expenses resulting from an increase in the Company's stock price, and additional staffing relating to new branch openings.

  Other Operating Expense

  The components of other operating expenses for the periods presented are as follows:

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                            1997        1996
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
     Marketing.......................................... $     2,052 $     2,237
     Insurance..........................................         705         751
     Professional services..............................       2,949       3,998
     Outside processing.................................       4,871       4,287
     Other..............................................       6,264       6,214
                                                         ----------- -----------
                                                         $    16,841 $    17,487
                                                         =========== ===========

  Total other operating expenses declined $0.6 million from December 31, 1996 to December 31, 1997. Professional services expenses decreased $1.0 million primarily due to lower levels of legal, consulting and audit and accounting expenses. Outside processing expenses increased $0.6 million due to higher transaction and account volume associated with increased account activity resulting from the Company's consumer banking strategy. Marketing expense decreased $0.2 million due to reduced levels of media production.

  Foreclosed Real Estate Expense

  Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses were zero in 1997 compared to $0.4 million in 1996. This $0.4 million decrease reflects increased gains on the sale of foreclosed properties as well as lower levels of foreclosed properties.

  Net Expenses of Real Estate Operations

  SIS Bank has been in the process of divesting its real estate business that was largely conducted through Colebrook Corporation and SIS Bank's other wholly-owned real estate investment subsidiaries (collectively the "Real Estate Subsidiaries"). This divestment is required by FDICIA. SIS Bank's divestment of all such real estate investment activities pursuant to a divestiture plan previously approved by the FDIC, was initially scheduled to be completed by December 31, 1997, and is now scheduled to be completed by June 30, 1998. The FDIC has been notified of this extension and has granted its approval.

  Net expense of real estate operations reflects the net operating results of these activities, writedowns on real estate properties and gains/losses on sales of these properties. Net expense of real estate operations was $0.4 million for the year ended December 31, 1997 an increase of $0.6 million compared to the same period in 1996. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of Colebrook which was partially offset by a $0.6 million gain on the sale of real estate property. The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of December 31, 1997, no amounts have been paid relating to the divestiture. This divestment is scheduled to be completed by June 30, 1998.

 INCOME TAXES

  During 1996 and 1997, management's evaluation of the weight of currently available evidence resulted in the conclusion that it was more likely than not that the Company would realize a portion of its net deferred tax asset which was reserved for at those times. During 1996, management reduced the Company's valuation allowance from $9.5 million to $0.1 million, while in 1997, management reduced the Company's allowance of $0.1 million to zero. In both instances, management's judgment was influenced by factors including changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences. As a result of these adjustments the net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a net decrease of $0.1 million and $9.4 million, respectively.

  At December 31, 1997 the Company had investment tax credit carryforwards of approximately $1.7 million which expire in years 1998 through 2008. In addition, the Company had alternative minimum tax credit carryforwards of approximately $0.4 million which have an indefinite utilization period. At December 31, 1997, SIS Bank had state net tax operating loss carryforwards of approximately $1.9 million which will expire in the years 1998 through 2002.

  If certain substantial direct or indirect changes in the Company's ownership should occur, there may be an annual limitation on the amount of carryforwards (including certain net unrealized built-in losses) which can be utilized for regular and alternative minimum tax purposes.

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

  In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting and reporting standards which require that after a transfer of financial assets, an entity recognizes the financial and servicing asset it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition to setting requirements regarding the initial recording and subsequent accounting for assets, liabilities and derivatives acquired in transfers of financial assets, this Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS 125 is effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and for collateral related matters on January 1, 1998 and was adopted January 1, 1997. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

  In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income" which establishes standards for disclosure of comprehensive income. Comprehensive income represents the change in equity of a business during a period from transactions and other events and circumstances from non-shareholder sources. SFAS 130 requires the restatement of prior periods for comparative purposes. The Company adopted SFAS 130 on January 1, 1998 and management does not expect the adoption to have a material impact on the Company's financial position or results of operations.

  In June 1997, the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report financial and descriptive information about operating segments. SFAS 131 defines an operating segment as components of an enterprise about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. The Company adopted SFAS 131 on January 1, 1998 and management does not expect the adoption to have a material impact on the Company's financial position or results of operations.

  In February 1998, the FASB issued SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88 and 106" (SFAS 132) which revises employers' disclosures about pension and other postretirement benefit plans, though it does not change the measurement or recognition of those plans. The Company adopted SFAS 132 effective January 1, 1998 and management does not expect the adoption to have a material effect on the Company's financial position or results of operations.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

 GENERAL

  For the year ended December 31, 1996 the Company reported net income of $20.7 million, or $3.03 per share (diluted), as compared to net income of $13.1 million, or $2.12 per share (diluted), for the year ended December 31, 1995. The financial results for 1996 and 1995 were favorably affected by non-recurring tax events totaling $8.8 million and $6.5 million, respectively. The Company also experienced improved results in core earnings primarily attributed to increased net interest income and noninterest income as well as lower provisions for loan losses, partially offset by higher operating expenses.

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

                                                FOR THE YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------
                                           1996                                    1995
                          --------------------------------------- ---------------------------------------
                           AVERAGE                    AVERAGE      AVERAGE                    AVERAGE
                           BALANCE    INTEREST (1) YIELD/COST (1)  BALANCE    INTEREST (1) YIELD/COST (1)
                          ----------  ------------ -------------- ----------  ------------ --------------
                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Fed funds sold and
 short-term
 investments............  $   16,026    $    871        5.35%     $   23,658    $ 1,385         5.77%
Investment securities
 held to maturity.......     218,078      14,669        6.73%        222,474     13,315         5.98%
Investment securities
 available for sale.....     375,297      24,771        6.60%        213,342     13,927         6.53%
Investment securities
 held for trading.......         345           6        1.74%            --         --           --
Residential real estate
 loans..................     296,948      23,310        7.85%        308,695     24,349         7.89%
Commercial real estate
 loans..................     171,921      15,190        8.84%        172,700     14,791         8.56%
Commercial loans........     154,517      13,876        8.83%        120,572     11,486         9.40%
Home equity loans.......      95,838       8,010        8.36%         66,373      6,149         9.26%
Consumer loans..........      10,548       1,016        9.63%         10,925        894         8.18%
                          ----------    --------        ----      ----------    -------         ----
    Total interest-
     earning assets.....   1,339,518     101,719        7.59%      1,138,739     86,296         7.58%
Allowance for loan
 losses.................     (18,666)                                (20,974)
Non-interest-earning
 assets.................     105,042                                  91,381
                          ----------                              ----------
    Total assets........  $1,425,894    $101,719                  $1,209,146    $86,296
                          ==========    ========                  ==========    =======
INTEREST-BEARING
 LIABILITIES:
Deposits
  Savings accounts......  $  252,212    $  6,278        2.49%     $  248,318    $ 6,163         2.48%
  NOW accounts..........      78,305         989        1.26%         75,024      1,083         1.44%
  Money market
   accounts.............     208,180       6,912        3.32%        212,272      6,945         3.27%
  Time deposit
   accounts.............     465,472      24,894        5.35%        423,641     22,133         5.22%
                          ----------    --------        ----      ----------    -------         ----
Total interest-bearing
 deposits...............   1,004,169      39,073        3.89%        959,255     36,324         3.79%
Borrowed funds..........     174,300       9,842        5.55%         53,231      3,124         5.79%
                          ----------    --------        ----      ----------    -------         ----
Total interest-bearing
 liabilities............   1,178,469      48,915        4.15%      1,012,486     39,448         3.90%
Non-interest-bearing
 liabilities............     144,232                                 118,191
                          ----------                              ----------
Total liabilities.......   1,322,701                               1,130,677
Total stockholders'
 equity.................     103,194                                  78,469
                          ----------                              ----------
    Total liabilities
     and stockholders'
     equity.............  $1,425,895    $ 48,915                  $1,209,146    $39,448
                          ==========    ========                  ==========    =======
Net interest
 income/spread..........                $ 52,804        3.44%                   $46,848         3.68%
                                        ========        ====                    =======         ====
Net interest margin as a
 % of interest-earning
 assets.................                                3.94%                                   4.11%
                                                        ====                                    ====
Tax equivalent
 adjustment.............                $    120                                $   --
                                        --------                                -------
Net interest
 income/spread per
 Condensed Consolidated
 Statement of
 Operations.............                $ 52,684                                $46,848
                                        ========                                =======

-------
(1) On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 34% for 1996 and 1995.

  Net interest income increased $6.0 million or 12.7% for the year ended December 31, 1996 versus the same period for the prior year. This increase was the result of a $200.8 million increase in interest-earning assets partially offset by a 17 basis point decrease in net interest margin.

  Total interest income was $101.7 million for the year ended December 31, 1996, an increase of $15.4 million or 17.9%. This increase is attributable to higher levels of interest-earning assets. Average interest-earning assets totaled $1.3 billion for the year ended December 31, 1996 compared to $1.1 billion for the year ended December 31, 1995, an increase of $200.8 million or 17.6%. Average investments increased $157.9 million or 36.2% and were funded by higher deposit levels and borrowed funds. Average loans increased $50.5 million as the Company continued to focus on the commercial and home equity market segments, which grew by $33.9 million or 28.2% and $29.5 million or 44.4%, respectively. Residential real estate loan balances declined $11.8 million or 3.8%, reflecting refinancing activity to fixed rate products during the first quarter of 1996, as well as a decline in the production for adjustable rate mortgage products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio.

  Total interest expense was $48.9 million for the year ended December 31, 1996 compared to $39.4 million for the same period in 1995, an increase of $9.5 million or 24.0%. This increase is attributable to increases in interest-bearing deposits and the use of borrowed funds. Interest-bearing deposits totaled $1.0 billion for the year ended December 31, 1996 compared to $959.3 million for the same period in 1995, an increase of $44.9 million or 4.7%. This growth occurred primarily in time deposits, which increased $41.8 million largely attributable to the introduction of new CD products. Borrowed funds averaged $174.3 million during 1996 reflecting the use of FHLB advances and repurchase agreements to leverage a portion of the Company's capital position.

 RATE/VOLUME ANALYSIS

  The following table presents the changes in net interest income resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                           FOR THE YEARS ENDED DECEMBER 31,
                                                   1996 VERSUS 1995
                                          ------------------------------------
                                              INCREASE (DECREASE) DUE TO
                                          ------------------------------------
                                            VOLUME        RATE         NET
                                          ------------ ----------  -----------
INTEREST-EARNING ASSETS:
Federal funds sold and interest bearing
 deposits...............................  $      (431) $      (83) $      (514)
Investment securities held to maturity..         (280)      1,634        1,354
Investment securities available for
 sale...................................       10,631         213       10,844
Investment securities held for trading..            6         --             6
Residential real estate loans...........         (924)       (115)      (1,039)
Commercial real estate loans............          (68)        467          399
Commercial loans........................        3,141        (751)       2,390
Home equity loans.......................        2,596        (735)       1,861
Consumer loans..........................          (34)        156          122
                                          -----------  ----------  -----------
    Total interest-earning assets.......       14,637         786       15,423
                                          -----------  ----------  -----------
INTEREST-BEARING LIABILITIES:
Deposits:
  Savings accounts......................           97          18          115
  NOW accounts..........................           44        (138)         (94)
  Money market accounts.................         (135)        102          (33)
  Time deposit accounts.................        2,211         550        2,761
                                          -----------  ----------  -----------
    Total deposits......................        2,217         532        2,749
Borrowed funds..........................        6,971        (253)       6,718
                                          -----------  ----------  -----------
    Total interest-bearing liabilities..        9,188         279        9,467
                                          -----------  ----------  -----------
    Change in net interest income.......  $     5,449  $      507  $     5,956
                                          ===========  ==========  ===========

 PROVISION FOR LOAN LOSSES

  The Company recorded a $3.7 million provision for possible loan losses in 1996 compared to $6.3 million in 1995. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further discussion of this topic please refer to the section titled "Allowance for Possible Loan Losses" in Item 1 of this document.

 NON-INTEREST INCOME

  Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
     Net gain on sale of loans......................... $       604 $       243
     Net gain (loss) on sale of securities.............         193        (886)
     Net gain on securities held for trading...........          15         --
     Loan charges and fees.............................       3,521       3,507
     Deposit related fees..............................       6,834       5,843
     Merchant fees.....................................       1,894       1,690
     Other charges and fees............................       1,745       1,410
                                                        ----------- -----------
                                                        $    14,806 $    11,807
                                                        =========== ===========

  Non-interest income totaled $14.8 million for the year ended December 31, 1996 compared to $11.8 million for the same period in 1995, an increase of $3.0 million or 25.4%. Net gain on sale of securities increased $1.1 million in the year ended December 31, 1996 compared to the same period in 1995. The $0.2 million gain on sale of securities in 1996 is associated with the sale of preferred stocks and mortgage-backed securities. The $0.9 million loss recorded in 1995 is related to the sale of securities in connection with the restructuring of the investment portfolio. Deposit related fees increased $1.0 million due primarily to fees associated with the Company's larger non-interest bearing account base. Net gain on sale of loans increased $0.4 million due to an increase in the amount of loans sold on a servicing released basis. Other charges and fees increase $0.3 million primarily as a result of an increase in brokerage fee income. Merchant fees increased $0.2 million due to continued growth in the customer base, resulting in an increase in the dollar volume of activity.

 NON-INTEREST EXPENSE

  Salaries and Benefits Expense

  Salaries and benefits expense totaled $22.7 million for the year ended December 31, 1996 compared to $20.2 million for the same period in 1995, an increase of $2.5 million or 12.6% reflecting increased headcount, standard wage increases, and higher employee stock ownership plan ("ESOP"), restricted stock and 401K plan expenses.

  Other Operating Expense

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
     Marketing.......................................... $     2,237 $     1,163
     Insurance..........................................         751       3,259
     Professional services..............................       3,998       3,735
     Outside processing.................................       4,287       3,079
     Other..............................................       6,214       5,479
                                                         ----------- -----------
                                                         $    17,487 $    16,715
                                                         =========== ===========

  Other operating expenses totaled $17.5 million for the year ended December 31, 1996 compared to $16.7 million for the same period in 1995, an increase of $0.8 million or 4.6%. Insurance expense decreased $2.5 million due to a significant reduction in FDIC premiums. Outside processing expense increased $1.2 million due to higher transaction and account volume associated with increased account activity resulting from the Company's consumer banking strategy, as well as costs associated with the outsourcing of the Company's item processing operations in 1996. Marketing expense increased $1.1 million reflecting the expanded use of television, billboards, radio and print advertising directed towards the Company's consumer strategy and new branch openings. Other operating expenses increased $0.7 million reflecting increased supplies and postage costs associated with the growth in consumer deposit accounts as a result of the Company's consumer strategy.

  Foreclosed Real Estate Expense

  Foreclosed real estate expense reflects losses on sales, writedowns and net operating results of foreclosed properties. These expenses were $0.4 million in 1996 compared to $1.4 million in 1995. This $1.0 million decrease reflects lower levels of foreclosed properties.

  Net Expenses of Real Estate Operations

  The Company has certain subsidiaries that are engaged in various real estate investments directly or in joint ventures with unaffiliated partners. The Company has terminated its real estate development activities and plans to sell its remaining real estate investments. Net expense of real estate operations reflects the net operating results of these activities, writedowns on real estate properties and gains/losses on sales of these properties. Net income of real estate operations was $0.3 million and $0.2 million in 1996 and 1995, respectively.

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

  During both 1995 and 1996, management's evaluation of the weight of currently available evidence resulted in the conclusion that it was more likely than not that the Company would realize a portion of its net deferred tax asset which was reserved for at those times. In December 1995, management reduced the Company's valuation allowance from $18.3 million to $9.5 million. In 1996, management reduced the Company's valuation allowance from $9.5 million to $0.1 million. In both instances management's judgment was influenced by factors including changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences.

  Also in the third quarter of 1996, pursuant to the enactment of the Small Business Jobs Protection Act during 1996, the Company was required, for tax purposes, to change its method of accounting for bad debts. The change required the Company to change from the reserve method to the specific charge-off method. The Company recognized a one-time tax benefit of $2.8 million during the third quarter, representing the tax effects of pre-1988 loan loss reserves not subject to recapture provisions. As a result of this third quarter activity, the Company became fully taxable for financial reporting purposes beginning in the fourth quarter of 1996. Certain future distributions in excess of the Company's current earnings and profits would require the recapture of the taxes related to the pre-1988 loan loss reserves that were not subject to recapture under the Small Business Job Protection Act. The total tax liability that would be subject to recapture for which no deferred tax liability has been recorded is $3.0 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Consolidated Financial Statements and Notes are included herein.

                                                                          PAGE
                                                                          ----
Consolidated Balance Sheet as of December 31, 1997 and 1996..............  41
Consolidated Statement of Operations for the years ended December 31,
 1997, 1996, and 1995....................................................  42
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.................................  43
Consolidated Statement of Cash Flows for the years ended December 31,
 1997, 1996, and 1995....................................................  44
Notes to Consolidated Financial Statements...............................  45
Report of Independent Accountants........................................  76

  All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                       SIS BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
ASSETS
Cash and due from banks................................  $   50,297  $   58,045
Federal funds sold and short term investments..........      17,317      10,045
Investment securities available for sale...............     576,108     483,614
Investment securities held to maturity (fair value:
 $193,396 at December 31, 1997 and $219,911 at December
 31, 1996).............................................     193,007     220,646
Investment securities held for trading.................         --          458
Loans receivable, net of allowance for possible losses
 ($22,724 at December 31, 1997 and $19,549 at December
 31, 1996).............................................     828,761     755,378
Accrued interest and dividends receivable..............      10,749      10,417
Investments in real estate and real estate
 partnerships..........................................       2,903       2,757
Foreclosed real estate, net............................       1,209       1,540
Bank premises, furniture and fixtures, net.............      35,843      34,547
Other assets...........................................      17,424      19,163
                                                         ----------  ----------
    Total assets.......................................  $1,733,618  $1,596,610
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...............................................  $1,267,298  $1,177,561
Federal Home Loan Bank advances........................     184,121      89,471
Securities sold under agreements to repurchase.........     113,299     176,927
Loans payable..........................................       2,492       2,848
Mortgage escrow deposits...............................       5,642       4,772
Accrued expenses and other liabilities.................      35,294      26,245
                                                         ----------  ----------
    Total liabilities..................................   1,608,146   1,477,824
                                                         ----------  ----------
Commitments and contingent liabilities (See Note 22)...         --          --
Stockholders' equity:
  Preferred stock ($.01 par value; 5,000,000 shares
   authorized: no shares issued and outstanding).......         --          --
  Common stock ($.01 par value; 25,000,000 shares
   authorized; shares issued: 7,081,187 at December 31,
   1997 and 7,077,741 at December 31, 1996; shares
   outstanding: 6,947,787 at December 31, 1997 and
   7,077,741 at December 31, 1996).....................          71          71
  Unearned compensation................................      (3,123)     (3,693)
  Additional paid-in capital...........................      54,755      53,836
  Retained earnings....................................      75,153      67,119
  Net unrealized gain on investment securities
   available for sale..................................       2,133       1,453
  Treasury stock, at cost (133,400 and 0 shares at
   December 31, 1997 and 1996, respectively)...........      (3,517)        --
                                                         ----------  ----------
    Total stockholders' equity.........................     125,472     118,786
                                                         ----------  ----------
Total liabilities and stockholders' equity.............  $1,733,618  $1,596,610
                                                         ==========  ==========

        See accompanying Notes to the Consolidated Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Interest and dividend income
  Loans...................................  $   68,186  $   61,402  $   57,668
  Investment securities available for
   sale...................................      35,527      24,651      13,928
  Investment securities held to maturity..      14,416      14,669      13,315
  Investment securities held for trading..          12           6         --
  Federal funds sold and short term
   investments............................       1,073         871       1,385
                                            ----------  ----------  ----------
      Total interest and dividend income..     119,214     101,599      86,296
                                            ----------  ----------  ----------
Interest expense
  Deposits................................      41,720      39,073      36,324
  Borrowings..............................      17,405       9,842       3,124
                                            ----------  ----------  ----------
      Total interest expense..............      59,125      48,915      39,448
                                            ----------  ----------  ----------
Net interest and dividend income..........      60,089      52,684      46,848
Less: Provision for possible loan losses..       1,895       3,721       6,262
                                            ----------  ----------  ----------
Net interest and dividend income after
 provision for possible loan losses.......      58,194      48,963      40,586
Noninterest income:
  Net gain on sale of loans...............         539         604         243
  Net (loss) gain on sale of securities...        (183)        193        (886)
  Net gain on sale of trading securities..          57          15         --
  Fees and other income...................      15,429      13,994      12,450
                                            ----------  ----------  ----------
      Total noninterest income............      15,842      14,806      11,807
                                            ----------  ----------  ----------
Noninterest expense:
  Operating expenses:
    Salaries and employee benefits........      24,764      22,709      20,167
    Occupancy expense of bank premises,
     net..................................       4,826       4,308       4,310
    Furniture and equipment expense.......       3,477       3,433       3,228
    Other operating expenses..............      16,841      17,487      16,715
    Merger related costs..................       4,968         --          --
                                            ----------  ----------  ----------
      Total operating expenses............      54,876      47,937      44,420
                                            ----------  ----------  ----------
  Foreclosed real estate (income)
   expense................................          (5)        449       1,358
  Net expense (income) of real estate
   operations.............................         352        (272)       (227)
                                            ----------  ----------  ----------
      Total noninterest expense...........      55,223      48,114      45,551
Income before income tax expense
 (benefit)................................      18,813      15,655       6,842
Income tax expense (benefit)..............       7,395      (5,030)     (6,259)
                                            ----------  ----------  ----------
      Net income..........................  $   11,418  $   20,685  $   13,101
                                            ==========  ==========  ==========
Earnings per share and pro forma earnings
 per share: (1)
  Basic...................................  $     1.74  $     3.14  $     2.14
  Diluted.................................  $     1.65  $     3.03  $     2.12
Weighted average and pro forma weighted
 average shares outstanding: (1)
  Basic...................................   6,564,073   6,580,282   6,127,116
  Diluted.................................   6,907,192   6,836,634   6,170,077

-------
(1) Net income per share for the years ended December 31, 1997 and 1996 is computed on weighted average shares outstanding for the period. Net income per share for the year ended December 31, 1995 is computed on a pro forma basis as if the conversion of SIS Bank from mutual to stock form had been completed as of the beginning of the period presented.

        See accompanying Notes to the Consolidated Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                   NET UNREALIZED
                                                                    GAIN (LOSS)
                                                                   ON INVESTMENT
                                              ADDITIONAL             SECURITIES   TREASURY
                          COMMON   UNEARNED    PAID-IN   RETAINED    AVAILABLE     STOCK
                          STOCK  COMPENSATION  CAPITAL   EARNINGS     FOR SALE    AT COST    TOTAL
                          ------ ------------ ---------- --------  -------------- --------  --------
Balance at December 31,
 1994...................   $10     $   --      $ 7,713   $34,095      $(5,275)    $   --    $ 36,543
Net income..............   --          --          --     13,101          --          --      13,101
Issuance of common stock
 in connection with the
 conversion.............    56         --       39,665      (250)         --          --      39,471
Issuance of common
 stock..................     4         --        3,458       --           --          --       3,462
Issuance of common stock
 in connection with
 employee and non-
 employee directors
 benefit programs.......     1      (5,375)      1,814       --           --          --      (3,560)
Decrease in unearned
 compensation...........   --          438         311       --           --          --         749
Change in unrealized
 gain (loss) on
 investment securities
 available for sale.....   --          --          --        --         6,677         --       6,677
                           ---     -------     -------   -------      -------     -------   --------
Balance at December 31,
 1995...................   $71     $(4,937)    $52,961   $46,946      $ 1,402     $   --    $ 96,443
                           ===     =======     =======   =======      =======     =======   ========
Balance at December 31,
 1995...................   $71     $(4,937)    $52,961   $46,946      $ 1,402     $   --    $ 96,443
Net income..............   --          --          --     20,685          --          --      20,685
Cash dividends declared
 ($0.21 per equivalent
 share) (1).............   --          --          --       (512)         --          --        (512)
Issuance of common stock
 in connection with
 employee and non-
 employee directors
 benefit programs.......   --         (315)        297       --           --          --         (18)
Decrease in unearned
 compensation...........   --        1,559         578       --           --          --       2,137
Change in unrealized
 gain (loss) on
 investment securities
 available for sale.....   --          --          --        --            51         --          51
                           ---     -------     -------   -------      -------     -------   --------
Balance at December 31,
 1996...................   $71     $(3,693)    $53,836   $67,119      $ 1,453     $   --    $118,786
                           ===     =======     =======   =======      =======     =======   ========
Balance at December 31,
 1996...................   $71     $(3,693)    $53,836   $67,119      $ 1,453     $   --    $118,786
Net income..............   --          --          --     11,418          --          --      11,418
Cash dividends declared
 ($0.77 per share) (1)..   --          --          --     (3,384)         --          --      (3,384)
Partial shares and
 dissenter shares
 canceled (GBT).........   --          --           (5)      --           --          --          (5)
Common stock issued from
 treasury in connection
 with acquisition of
 GBT....................   --          --           90       --           --          342        432
Issuance of common stock
 in connection with
 employee and non-
 employee directors
 benefit programs.......   --          (98)        (67)      --           --          334        169
Decrease in unearned
 compensation...........   --          668         901       --           --          --       1,569
Change in unrealized
 gain (loss) on
 investment securities
 available for sale.....   --          --          --        --           680         --         680
Treasury stock
 purchased..............   --          --          --        --           --       (4,193)    (4,193)
                           ---     -------     -------   -------      -------     -------   --------
Balance at December 31,
 1997...................   $71     $(3,123)    $54,755   $75,153      $ 2,133     $(3,517)  $125,472
                           ===     =======     =======   =======      =======     =======   ========

--------
(1) Includes $0.21 and $0.25 dividends per equivalent share paid by GBT for 1996 and 1997, respectively.

        See accompanying Notes to the Consolidated Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................. $   11,418  $   20,685  $   13,101
Adjustments to reconcile net income to net
 cash provided by operating activities
 Provision for possible loan losses........      1,895       3,721       6,262
 Provision for foreclosed real estate......         11          10       1,619
 Depreciation..............................      4,159       4,033       4,073
 Amortization of premium on investment
  securities, net..........................      3,351       2,216       1,125
 ESOP and restricted stock expenses........      1,569       1,890         749
 Investment security (gains) losses........        126        (208)        886
 (Increase) decrease in assets held in
  trading..................................        458        (443)        --
 (Income) loss from equity investment in
  partnerships.............................          7         (48)        133
 Gain on sale of loans.....................       (539)       (604)       (243)
 Disbursements for mortgage loans held for
  sale.....................................    (68,170)    (79,442)    (65,747)
 Receipts from mortgage loans held for
  sale.....................................     68,709      80,046      65,989
 Loss (gain) on sale of fixed assets and
  real estate..............................       (150)       (131)        494
 Changes in assets and liabilities:
  (Increase) decrease in other assets,
   net.....................................        581      (5,459)     (8,934)
  Decrease (increase) in accrued expenses
   and other liabilities...................      9,187       3,754     (10,469)
                                            ----------  ----------  ----------
     Net cash provided by operating
      activities...........................     32,612      30,020       9,038
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of investment
  securities available for sale............     21,005      56,980     214,747
 Proceeds from maturities and principal
  payments received on investment
  securities available for sale............    170,129     121,064     136,649
 Purchase of investment securities
  available for sale.......................   (285,366)   (379,577)   (350,233)
 Proceeds from sales of investment
  securities held to maturity..............     11,751         --          --
 Proceeds from maturities and principal
  payments received on investment
  securities held to maturity..............     49,611      50,917      38,763
 Purchase of investment securities held to
  maturity.................................    (34,113)    (69,964)   (132,878)
 Net decrease in investments in real
  estate...................................         20         475         --
 Net increase in loans receivable..........    (75,799)    (68,326)    (86,492)
 Net decrease in foreclosed real estate....        523       2,132       2,928
 Proceeds from sale of loans...............         92       4,064       6,038
 Proceeds from sale of fixed assets........        481       2,799       1,065
 Purchase of fixed assets..................     (5,714)     (4,503)     (6,299)
                                            ----------  ----------  ----------
     Net cash used for investing
      activities...........................   (147,380)   (283,939)   (175,712)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from stock conversion........        --          --       35,911
 Net proceeds from stock issuance..........        --          --        3,462
 Net increase in deposits..................     89,737     102,205      27,812
 Net increase in borrowings................     30,666     168,175      85,679
 Net increase (decrease) in mortgagors'
  escrow deposits..........................        870         234      (1,241)
 Reissuance of treasury stock..............        432         --          --
 Net proceeds from exercise of stock
  options..................................        169         --          --
 Cash paid for partial and dissenter
  shares in connection with the GBT
  acquisition..............................         (5)
 Repurchase of common stock................     (4,193)        --          --
 Cash dividends paid.......................     (3,384)       (512)        --
                                            ----------  ----------  ----------
     Net cash provided by financing
      activities...........................    114,292     270,102     151,623
                                            ----------  ----------  ----------
Increase (decrease) in cash and cash
 equivalents...............................       (476)     16,183     (15,051)
Cash and cash equivalents, beginning of
 year......................................     68,090      51,907      66,958
                                            ----------  ----------  ----------
Cash and cash equivalents, end of year..... $   67,614  $   68,090  $   51,907
                                            ==========  ==========  ==========
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for interest to
  depositors and interest on debt.......... $   58,754  $   48,462  $   39,234
 Income taxes paid......................... $    3,721  $      447  $       72
Non-cash investing activities:
 Transfers to foreclosed real estate,
  net...................................... $      438  $    2,141  $      550

        See accompanying Notes to the Consolidated Financial Statements

                      SIS BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

GENERAL

  SIS Bancorp, Inc. (the "Company") is a Massachusetts corporation formed in 1996 and serves as the bank holding company for Springfield Institution for Savings ("SIS Bank"), and Glastonbury Bank & Trust Company ("GBT"). The Company was formed for the purpose of reorganizing SIS Bank into a holding company structure ("the Reorganization"). Upon the effectiveness of the Reorganization, SIS Bank became a wholly owned subsidiary of the Company and SIS Bank's former stockholders became stockholders of the Company. The Company acquired GBT on December 17, 1997.

  Established in 1827, SIS Bank is a Massachusetts chartered stock savings bank headquartered in Springfield, Massachusetts. GBT, with its headquarters located in Glastonbury, Connecticut, is a Connecticut chartered commercial bank founded in 1919. Substantially all of the Company's operations are conducted through its subsidiary banks.

  The Company provides a wide variety of financial services through both SIS Bank and GBT (the "Banks"), including retail and commercial banking, residential mortgage origination and servicing, commercial and consumer lending, merchant processing and insurance sales. The Banks serve the consumers and businesses located in western Massachusetts and central Connecticut through a network of 34 full service branches.

  The Company's revenues are derived principally from dividend payments received from the Banks, which in turn derive their revenues principally from interest payments on their loan portfolios and mortgage-backed and other investment securities. The Banks' primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.

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

 CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany items have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

 CASH AND CASH EQUIVALENTS

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest bearing deposits. Generally, federal funds are sold on an overnight basis.

 INVESTMENT SECURITIES

  Investment securities which management has the positive intent and ability to hold until maturity are classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion

                      SIS BANCORP, INC. AND SUBSIDIARIES
of discounts into interest income using the level yield method over the remaining contractual life of the securities, adjusted for estimated prepayments. Premiums are amortized to the earlier of the call or maturity date and discounts are accreted to the maturity date. Investment securities which have been identified as assets which may be sold prior to maturity or for which there is not a positive intent to hold until maturity, based on foreseeable conditions, including all marketable equity securities, are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Short-term investment securities held for sale are classified as trading and are carried at market value, with unrealized gains and losses recognized currently in the statement of operations.

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

 INVESTMENTS IN REAL ESTATE AND REAL ESTATE PARTNERSHIPS

  Investments in real estate reflect the Company's interest in wholly owned real estate properties. Investments in real estate properties are carried at the lower of cost, including cost of improvements incurred subsequent to acquisition, or fair value less costs to sell. Investments in partnerships reflect the Company's interest in joint venture real estate developments. Investments in partnerships which are greater than 20% but less than 50% owned by the Company are accounted for using the equity method and are carried at the Company's equity in the underlying net assets.

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

  Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment over the estimated life of the loans using a method that approximates a level yield method.

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

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The Company records the allowance for possible loan losses related to impaired loans based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans are defined as those loans, where, based on current information and events, it is probable that the creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Generally, interest income received on impaired loans either continues to be applied against principal or is realized as interest income, according to management's judgment as to the collectability of the principal.

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

 FAIR VALUES OF FINANCIAL INSTRUMENTS

  The Company follows SFAS 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The calculation of fair value estimates is dependent upon certain subjective assumptions and involves significant uncertainties, resulting in variability in estimates with changes in assumptions. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the fair value amounts disclosed. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the fair value

                      SIS BANCORP, INC. AND SUBSIDIARIES
estimates are not intended to reflect the liquidation value of the financial instruments. The following methods and assumptions were used by the Company to estimate the fair value for each class of financial instruments for which it is practicable to estimate that value.

  Cash and short-term investments--The carrying amounts for cash and short-term investments are reasonable estimates of those assets' fair values.

  Investment securities--Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities, adjusted for unique risk characteristics, where appropriate.

  Loans receivable, net--For adjustable rate residential loans that reprice frequently and with no significant change in credit risk, fair values are based on quoted market prices available in the secondary market. For certain homogeneous categories of loans, such as some residential fixed rate mortgages, fair value is estimated using the quoted market price for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Accrued interest and dividends receivable--The carrying amount of interest and dividends receivable approximates its fair value.

  Deposit liabilities--The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date, that is, the carrying value. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities on the future cash flows expected to be paid on the deposits. In estimating the fair value of deposit liabilities, SFAS 107 prohibits financial entities from taking into account the value of its long-term relationships with depositors, commonly known as core deposit intangibles.

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

  Loans payable --The fair values of the Company's loans payable are estimated using discounted cash flow analyses, based on rates currently available to the Company for debt with similar terms and remaining maturities.

  Standby letters of credit--The estimated fair value of financial guarantees, such as standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

  Commitments to extend credit--The fair value of commitments to extend credit, which includes unused lines of credit and commitments to fund loans, is estimated using the fees currently charged to enter into similar agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The commitments to extend credit have terms that are consistent with current market terms.

                      SIS BANCORP, INC. AND SUBSIDIARIES

 LONG-LIVED ASSETS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have a material impact on the Company's results of operations.

 PENSION PLAN AND OTHER EMPLOYEE BENEFIT PLANS

  All eligible employees of SIS Bank are covered by a non-contributory defined benefit pension plan which is administered by the Savings Bank Employees' Retirement Association. All eligible employees of GBT are covered by a non-contributory defined benefit pension plan which is administered by CIGNA. The pension plans are funded in an amount consistent with the funding requirements of federal laws and regulations.

  The Company sponsors postretirement health care and life insurance benefit plans that provide health care and life insurance benefits for retired employees that have met certain age and service requirements. Postretirement health care and life insurance benefits expense is based upon an actuarial computation of current and future benefits to earnings for employees and retirees. The Company accounts for its postretirement health care and life insurance benefits in accordance with SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

  Benefits such as salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling and continuation of such benefits as health care and life insurance coverage are accounted for under SFAS 112, "Employers' Accounting for Postemployment Benefits." SFAS 112 requires accrual of a liability for all types of benefits paid to former or inactive employees after employment but before retirement.

  The Company sponsors a leveraged employee stock ownership plan ("ESOP") that covers all full-time and part-time employees with more than one year of service at the Company. The ESOP was formed with the completion of SIS Bank's conversion from mutual to stock form (the "Conversion") on February 7, 1995 (see Note 3). The Company makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP's shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year in excess of dividends on ESOP stock and other earnings applied to repayment of the ESOP's debt. The Company accounts for its ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-6. Accordingly, the debt of the ESOP is recorded as long-term debt and the shares pledged as collateral are reported as unearned compensation in the Company's Consolidated Balance Sheet. As shares are released from collateral, the Company records compensation expense equal to the current market price of the shares, and the shares are treated as outstanding for purposes of calculating earnings per share.

  The Financial Accounting Standards Board has issued SFAS 123, "Accounting for Stock Based Compensation" which gives companies the option of employing intrinsic value accounting under the guidelines of Accounting Principles Board Opinion No. 25 (APB 25) or fair value accounting for stock based compensation. While SFAS 123 does not require the adoption of fair value accounting, it does require certain disclosures in the financial statements as if fair value accounting had been adopted, including pro forma net income and earnings per share. The Company adopted this accounting standard effective January 1, 1996 for disclosure purposes only and will continue to apply APB 25 in accounting for stock based compensation.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The Company's Management and Directors Stock Option Plans (the "Stock Option Plans") were approved by SIS Bank's stockholders on May 31, 1995 and were assumed by the Company upon the completion of the Reorganization. The Stock Option Plans provide for the granting of incentive and nonqualified stock options to certain employees and non-employee directors of the Company and its wholly-owned subsidiaries for the purchase of the Company's common stock at 100 percent of the fair market value at the date of grant. The maximum option term is 10 years. Options granted to non-employee Directors of the Company or Banks under the Stock Option Plans are exercisable in installments of 20% per year commencing on the first anniversary of the date of grant. Options granted to employees of the Company and its subsidiaries under the Stock Option Plans will vest in accordance with the terms set by the Company's Compensation Committee with the ratification of the Company's Board of Directors. Under the terms of the Stock Option Plans, 806,250 shares of authorized but unissued common stock were reserved for issuance under the Stock Option Plans. At December 31, 1997 and 1996, 104,350 and 211,950 stock options were available for grant under the Stock Option Plans, respectively.

  The Company's Management and Directors Restricted Stock Plans (the "Restricted Stock Plans") were approved by SIS Bank's stockholders on May 31, 1995 and were assumed by the Company upon completion of the Reorganization. The Restricted Stock Plans provide for the awarding of restricted stock to certain employees and non-employee directors of the Company and its wholly-owned subsidiaries. The restricted stock vests over a period of time provided that the awardee continues to be employed by or serves as a director of the Company. Under the terms of the Restricted Stock Plans, 222,500 shares of restricted stock were reserved for awarding under the Restricted Stock Plans. Each award of restricted stock to non-employee Directors of the Company or Banks under the Restricted Stock Plans vests in installments of 20% per year commencing on the first anniversary of the date of grant. Each award of restricted stock to employees of the Company and its subsidiaries under the Restricted Stock Plans vests in accordance with the terms set by the Company's Compensation Committee with ratification of the Company's Board of Directors. At December 31, 1997 and 1996, 58,400 and 61,400 shares of restricted stock were available for grant under the Restricted Stock Plans.

  The Company sponsors a defined contribution profit sharing plan (the "Plan"), with cash or deferral arrangements permitted by Internal Revenue Code subsection 401(k). The Plan was formed by the Company in 1995. Substantially all employees are eligible to participate after satisfaction of the one year service requirement under the Plan. Under the savings aspect of the Plan, employees may contribute 1% to 12% of base compensation with up to 6% being eligible for matching contributions, at 25%, from the Company. Contributions to the Plan by the Company were $141 for the year ended December 31, 1997 as compared to $120 for the year ended December 31, 1996.

 MORTGAGE BANKING ACTIVITIES

  Fees paid for the right to service mortgage loans are capitalized and amortized in proportion to, and over the period of, estimated net servicing income. Amortization is adjusted prospectively to reflect increases or decreases in prepayment experience. Purchased mortgage servicing rights of $936 and $412 at December 31, 1997 and 1996, respectively, are included in other assets.

  Servicing income represents fees earned for servicing real estate mortgage loans owned by outside investors. The fees are calculated on the outstanding principal balances of the loans serviced and are recorded as income when earned. The mortgage loans being serviced for outside investors are not included in the consolidated financial statements because they are not assets of the Company. The Company maintained a servicing portfolio for other investors of $768,108 and $827,267 at December 31, 1997 and 1996,
respectively.

  Effective January 1, 1996, the Company adopted SFAS 122, "Accounting for Mortgage Service Rights." SFAS 122 amends certain provisions of SFAS 65, "Accounting for Certain Mortgage Banking Activities," to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through

                      SIS BANCORP, INC. AND SUBSIDIARIES
loan origination activities and those acquired through purchase transactions. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

  Effective January 1, 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 supersedes SFAS 122 and provides accounting and reporting standards which require that after a transfer of financial assets, an entity recognizes the financial and servicing asset it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this statement provides guidance on the accounting for initial capitalization and subsequent carrying amounts for mortgage servicing rights. The adoption of this Statement did not have a material impact on the Company's results of operations or financial position.

 MERCHANT PROCESSING

  The Company recognizes fees arising from the sales and processing of merchant card services as merchant income. In addition, the Company includes $643 and $600 at December 31, 1997 and 1996, respectively, in its allowance for possible loan losses for potential losses related to its merchant processing business. Such amounts are determined based on an historical loss analysis of the Company's merchant processing business.

 INCOME TAXES

  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

 EARNINGS PER SHARE

  SFAS No. 128, "Earnings per Share" is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standards of computing earnings per share (EPS) previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

  The Company has computed and presented basic and diluted EPS for the years ended December 31, 1997, 1996 and 1995 in accordance with SFAS No. 128 (see
Note 18).

  Both basic and diluted net income per share for the year ended December 31, 1995 are computed on a pro forma basis as if the stock issued in the Conversion (as defined below) had been issued as of the beginning of 1995 and is adjusted for common stock equivalents as appropriate.

                      SIS BANCORP, INC. AND SUBSIDIARIES

 IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income" which establishes standards for disclosure of comprehensive income. Comprehensive income represents the change in equity of a business during a period from transactions and other events and circumstances from non-shareholder sources. SFAS 130 requires the restatement of prior periods for comparative purposes. The Company adopted SFAS 130 on January 1, 1998 and management does not expect the adoption to have a material impact on the Company's financial position or results of operations.

  In June 1997, the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report financial and descriptive information about operating segments. SFAS 131 defines an operating segment as components of an enterprise about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. The Company adopted SFAS 131 on January 1, 1998 and management does not expect the adoption to have a material impact on the Company's financial position or results of operations.

  In February 1998, the FASB issued SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88 and 106" (SFAS 132) which revises employers' disclosures about pension and other postretirement benefit plans, though it does not change the measurement or recognition of those plans. The Company adopted SFAS 132 effective January 1, 1998 and management does not expect the adoption to have a material effect on the Company's financial position or results of operations.

                      SIS BANCORP, INC. AND SUBSIDIARIES

2. ACQUISITION OF GLASTONBURY BANK & TRUST COMPANY

  On December 17, 1997 the Company acquired GBT by issuing 1,354,141 shares of the Company's common stock in exchange for all the outstanding shares of GBT. The transaction was accounted for as a pooling of interests. Accordingly, the Company's historical financial statements have been restated to reflect the combination with GBT.

  Combined and separate results of the Company and GBT during the periods preceding the merger were as follows (certain reclassifications have been made to conform to presentation):

                                                       SIS     GBT     TOTAL
                                                     -------  ------  -------
     YEAR ENDING DECEMBER 31, 1995
     Net interest and dividend income after
      provision for possible loan losses............ $33,001  $7,585  $40,586
     Non interest income............................ $ 8,124  $3,683  $11,807
     Net income..................................... $11,459  $1,642  $13,101
     Other changes in stockholders' equity, net..... $41,507  $5,292  $46,799

     YEAR ENDING DECEMBER 31, 1996
     Net interest and dividend income after
      provision for possible loan losses............ $40,154  $8,809  $48,963
     Non interest income............................ $11,470  $3,336  $14,806
     Net income..................................... $18,160  $2,525  $20,685
     Other changes in stockholders' equity, net..... $ 2,288  $ (630) $ 1,658

     YEAR ENDING DECEMBER 31, 1997(1)
     Net interest and dividend income after
      provision for possible loan losses............ $48,485  $9,709  $58,194
     Non interest income............................ $12,474  $3,368  $15,842
     Net income..................................... $10,815  $  603  $11,418
     Other changes in stockholders' equity, net..... $(4,831) $   99  $(4,732)

--------
(1) Period ending most recent to the date of acquisition.

  The company incurred merger related expenses of $5,228 in the fourth quarter of 1997, including expenses of $4,968 and a loss of $260 related to the restructuring of GBT's investment portfolio (see Note 5).

3. CONVERSION AND REGULATORY MATTERS

  SIS Bank completed its conversion from a mutual to a stockholder-owned bank on February 7, 1995 (the "Conversion"). The Conversion resulted in a net increase to capital of $35.9 million and a classification of SIS Bank as "well-capitalized" under applicable regulatory definitions.

  During 1995 GBT had been under a Cease & Desist Order dated September 27,1993 with the FDIC (the "GBT Order"), which required GBT to, among other things, reduce its levels of classified assets and maintain a Tier 1 leverage capital ratio of 6%. GBT raised additional capital through a rights offering in the fourth quarter of 1995, and conducted a bulk sale of nonperforming assets in late 1995. In May, 1996, the FDIC unconditionally terminated the GBT Order in recognition of GBT's improvement to capital, reduced nonperforming asset levels, and satisfactory resolution of all other regulatory concerns.

  SIS Bank has been in the process of divesting its real estate business that was largely conducted through Colebrook Corporation and SIS Bank's other wholly-owned real estate investment subsidiaries (collectively the

                      SIS BANCORP, INC. AND SUBSIDIARIES

"Real Estate Subsidiaries"). This divestment is required by FDICIA. SIS Bank's divestment of all such real estate investment activities pursuant to a divestiture plan previously approved by the FDIC, was initially scheduled to be completed by December 31, 1997, and now is scheduled to be completed in June 30, 1998. The FDIC has been notified of this extension and has granted its approval.

4. CASH AND DUE FROM BANKS

  Under provisions of the Federal Reserve Act, depository institutions are required to maintain certain average balances in the form of cash or non-interest bearing balances with a Federal Reserve Bank. Reserve balances of $4,881 and $5,670 at December 31, 1997 and 1996, respectively, were maintained in accordance with these requirements.

5. INVESTMENT SECURITIES

  The amortized cost, unrealized gains and losses and approximate fair values of investment securities were as follows:

 Securities Available for Sale

                                                DECEMBER 31, 1997
                                     ----------------------------------------
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES    VALUE
                                     --------- ---------- ---------- --------
   U.S. Government and agency
    obligations..................... $ 15,608    $   35    $    (7)  $ 15,636
   Collateralized mortgage
    obligations.....................   51,273       218        (76)    51,415
   Mortgage-backed securities.......  458,659     2,855     (1,036)   460,478
   State and Municipal bonds........    8,966       389        --       9,355
   Federal Home Loan Bank and other
    stock...........................   38,128     1,096        --      39,224
                                     --------    ------    -------   --------
       Total........................ $572,634    $4,593    $(1,119)  $576,108
                                     ========    ======    =======   ========

 Securities Held to Maturity

                                                DECEMBER 31, 1997
                                     ----------------------------------------
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES    VALUE
                                     --------- ---------- ---------- --------
   U.S. Government and agency
    obligations..................... $  2,400     $ --      $  (9)   $  2,391
   Collateralized mortgage
    obligations.....................    2,934       44        (25)      2,953
   Mortgage-backed securities.......  141,282      699       (418)    141,563
   Asset-backed securities..........   46,046      241       (144)     46,143
   Other bonds and short-term
    obligations.....................      345        1        --          346
   Federal Home Loan Bank and other
    stock...........................      --       --         --          --
                                     --------     ----      -----    --------
       Total........................ $193,007     $985      $(596)   $193,396
                                     ========     ====      =====    ========

                      SIS BANCORP, INC. AND SUBSIDIARIES

 Securities Available for Sale

                                                DECEMBER 31, 1996
                                     ----------------------------------------
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES    VALUE
                                     --------- ---------- ---------- --------
   U.S. Government and agency
    obligations..................... $ 31,458    $   58     $ (56)   $ 31,460
   Collateralized mortgage
    obligations.....................   43,337       128      (245)     43,220
   Mortgage-backed securities.......  387,467     2,739      (609)    389,597
   State and Municipal bonds........      855         3        (1)        857
   Other bonds and short-term
    obligations.....................    1,681       --        --        1,681
   Federal Home Loan Bank and other
    stock...........................   16,601       199        (1)     16,799
                                     --------    ------     -----    --------
       Total........................ $481,399    $3,127     $(912)   $483,614
                                     ========    ======     =====    ========

 Securities Held to Maturity

                                                DECEMBER 31, 1996
                                     ----------------------------------------
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES    VALUE
                                     --------- ---------- ---------- --------
   U.S. Government and agency
    obligations..................... $  7,932     $ --     $  (105)  $  7,827
   Collateralized mortgage
    obligations.....................    5,062      151          (7)     5,206
   Mortgage-backed securities.......  164,934      647      (1,470)   164,111
   Asset-backed securities..........   42,118      118         (71)    42,165
   State and Municipal bonds........      185      --          --         185
   Other bonds and short-term
    obligations.....................      415        2         --         417
                                     --------     ----     -------   --------
       Total........................ $220,646     $918     $(1,653)  $219,911
                                     ========     ====     =======   ========

  At December 31, 1997, the net unrealized gain, net of tax effect, on available for sale securities that was included as a separate component of stockholders' equity was $2,133. At December 31, 1996, the net unrealized gain, net of tax effect, on available for sale securities was $1,453.

  Proceeds from the sale of available for sale investment securities were $21,005 and $56,980 during 1997 and 1996, respectively. Gross realized gains on sales of available for sale investment securities were $78 in 1997 and $313 in 1996, while gross realized losses were $98 in 1997 and $121 in 1996.

  Trading securities were held at GBT during 1997 and 1996, however, the Company liquidated GBT's trading portfolio effective with the merger. In 1997, net gains on trading securities included a decrease of $59 in unrealized holding gains, gross realized gains of $172, and net realized losses on put and call options of $78. In 1996, net gains on trading securities included an increase of $59 in unrealized holding gains, gross realized gains of $2 and net realized losses on put and call options of $46.

  In 1995, the Financial Accounting Standards Board ("FASB") issued a special report, "Implementation of Statement 115," that provided additional guidance related to the application of SFAS 115. In connection with the issuance of this special report, the FASB allowed all organizations to review their portfolio classifications and make a one-time reclassification of securities between categories during the period from November 15, 1995 to December 15, 1995. On December 15, 1995, the Company transferred securities with an amortized cost of $94,736 and an unrealized loss of $1,195 from the held to maturity portfolio to the available for sale portfolio. In addition, the Company also transferred securities with an estimated fair value of $47,280 and an unrealized gain of $299 from the available for sale portfolio to the held to maturity portfolio. Subsequent to the transfer of these securities, the Company sold $82,900 of available for sale securities in December 1995 at a net loss of $899.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  In December, 1997 in connection with the acquisition of GBT, the Company sold $20,560 in investments from the held to maturity and available for sale portfolios in order to maintain its existing interest rate risk position. However, the Company intends to hold to maturity its debt and equity securities which are so classified. The company realized a net loss of $260 related to these sales.

  At December 31, 1997, investment securities having a carrying value of $141,894 and an estimated fair value of $141,953 were pledged to collateralize securities sold under agreements to repurchase and other items.

  The amortized cost and estimated fair value of debt securities are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   DECEMBER 31, 1997
                                        -----------------------------------------
                                        SECURITIES AVAILABLE    SECURITIES HELD
                                              FOR SALE            TO MATURITY
                                        ---------------------- ------------------
                                        AMORTIZED     FAIR     AMORTIZED   FAIR
                                           COST       VALUE      COST     VALUE
                                        ---------------------- --------- --------
     Within 1 year..................... $       --  $       -- $    105  $    105
     1-5 years.........................     30,838      30,962    6,558     6,561
     5-10 years........................     15,409      15,498   10,938    10,972
     over ten years....................    488,259     490,424  175,406   175,758
                                        ----------  ---------- --------  --------
         Total......................... $  534,506  $  536,884 $193,007  $193,396
                                        ==========  ========== ========  ========
                                                   DECEMBER 31, 1996
                                        -----------------------------------------
                                        SECURITIES AVAILABLE    SECURITIES HELD
                                              FOR SALE            TO MATURITY
                                        ---------------------- ------------------
                                        AMORTIZED     FAIR     AMORTIZED   FAIR
                                           COST       VALUE      COST     VALUE
                                        ---------------------- --------- --------
     Within 1 year..................... $    8,202  $    8,213 $  6,404  $  6,392
     1-5 years.........................     61,103      61,209   14,010    13,866
     5-10 years........................     10,889      10,773   11,166    11,158
     over ten years....................    384,604     386,620  189,066   188,495
                                        ----------  ---------- --------  --------
         Total......................... $  464,798  $  466,815 $220,646  $219,911
                                        ==========  ========== ========  ========

  As of December 31, 1997, approximately 97.1% of mortgage-backed securities available for sale and 67.1% of mortgage-backed securities held to maturity were adjustable rate.

6. INVESTMENTS IN REAL ESTATE AND REAL ESTATE PARTNERSHIPS

  The Company has certain subsidiaries that are engaged in various real estate activities individually or in joint ventures with unaffiliated partners. Investments in real estate and real estate partnerships are composed of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
     Operating properties
       Land...................................................... $  946 $  688
       Buildings and improvements, net of accumulated
        depreciation of $2,946 and $2,832, respectively..........  1,957  2,042
                                                                  ------ ------
     Total investments in real estate............................  2,903  2,730
     Investments in real estate partnerships.....................    --      27
                                                                  ------ ------
         Investments in real estate and real estate
          partnerships........................................... $2,903 $2,757
                                                                  ====== ======

                      SIS BANCORP, INC. AND SUBSIDIARIES

  Net (income) expense of real estate operations is summarized as follows:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                           1997       1996      1995
                                         ---------  --------- ---------
     Net (income) expenses of operating
      real estate....................... $     (47) $    (26) $     (3)
     Writedowns on real estate..........        10       447         6
     Net (gain)/loss on sale of real
      estate............................      (611)     (693)     (230)
     Divestment reserve.................     1,000       --        --
                                         ---------  --------  --------
         Net (income) expenses of real
          estate operations............. $     352  $   (272) $   (227)
                                         =========  ========  ========

  Depreciation expense of $113 in 1997, $299 in 1996, and $381 in 1995 is included in net expense of real estate operations. Losses recorded from the real estate partnerships under the equity method were $7, $110 and $69 for the same three year period and are also included in net expense of real estate operations. Loans to these partnerships at December 31, 1997 and 1996 amounted to zero and $150, respectively.

  The Company plans to complete its divestment of its real estate business by June 30, 1998. Accordingly, during 1997, the Company established a reserve of $1,000 for severance and other expenses related to the divestment. At December 31, 1997, no amounts have been paid relating to the divestiture and the entire reserve is included as a component of investments in real estate and real estate partnerships.

7. LOANS RECEIVABLE, NET

  Loans receivable, net, is composed of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
     Residential real estate loans.......................... $281,457  $295,503
     Commercial real estate loans...........................  185,226   171,744
     Commercial loans.......................................  212,869   179,705
     Home equity loans......................................  158,753   118,235
     Consumer loans.........................................   11,189     8,920
                                                             --------  --------
     Total loans receivable.................................  849,494   774,107
     Less:
     Unearned discounts.....................................   (1,991)     (820)
     Allowance for possible losses..........................   22,724    19,549
                                                             --------  --------
     Loans receivable, net.................................. $828,761  $755,378
                                                             ========  ========

  At December 31, 1997 and December 31, 1996, residential real estate loans included loans held for sale of $8,252 and $5,171, respectively, which were carried at the lower of cost or market.

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

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The following table shows the components of non-performing assets:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997   1996
                                                                 ------ -------
     Non-accruing loans......................................... $5,352 $ 8,011
     Loans past due 90 days and still accruing..................    431     428
                                                                 ------ -------
     Total non-performing loans.................................  5,783   8,439
     Foreclosed real estate, net................................  1,209   1,540
     Restructured loans on accrual status.......................  1,124     892
                                                                 ------ -------
         Total non-performing assets............................ $8,116 $10,871
                                                                 ====== =======

  The principal amount of non-performing loans, excluding non-performing restructured loans, aggregated approximately $5,223 and $7,820 at December 31, 1997 and 1996, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $530, $1,035 and $1,251 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income recorded on these loans during the three years ended December 31, 1997, 1996 and 1995 was $373, $830 and $1,014, respectively.

  The principal amount of restructured loans aggregated $1,666 at December 31, 1997, and $1,511 at December 31, 1996. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $246, $238 and $522 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income recorded on these loans amounted to $107, $79 and $243 for the years ended December 31, 1997, 1996 and 1995, respectively.

WATCH LIST LOANS

  The Company maintains a "watch list" of loans, which represents performing loans that have potential weaknesses that require management's attention. These potential weaknesses may stem from a variety of factors including, among other things, economic or market conditions, adverse terms in the obligor's operations or balance sheet weaknesses. Watch list loans totaled $24,082 and $33,190 at December 31, 1997 and 1996, respectively.

CLASSIFIED LOANS

  The Company's Credit Grade Policy (the "Policy") provides for the classification of loans considered to be lesser quality as "substandard", "doubtful", or "loss" loans. A loan is considered substandard under the Company's Policy if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Loans classified as doubtful under the Company's Policy have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "improbable." Assets characterized as loss are those considered "uncollectible" and of such little value that their continuance as bankable assets is not warranted. Substandard classified loans totaled $6,244 and $9,374 at December 31, 1997 and 1996, respectively. Doubtful classified loans totaled zero and $53 thousand at December 31, 1997 and 1996, respectively. Included in classified loans are $5,352 and $8,011 of loans which have been reported as non-performing loans at December 31, 1997 and 1996, respectively.

LOANS TO RELATED PARTIES

  At December 31, 1997, and 1996, the amount of loans outstanding to directors, officers and other related parties (including real estate partnerships) was approximately $4,261 and $8,212, respectively. There were no

                      SIS BANCORP, INC. AND SUBSIDIARIES
non-accrual loans included in the loans to related parties at December 31, 1997 and 1996. During 1997 and 1996, new loans aggregating $1,388 and $1,416, respectively, were made or added and deductions and repayments totaled $5,339 and $4,338, respectively. There were no charge-offs made against these loans in 1997 and 1996. Changes in the composition of the related parties resulted in additions to or deductions from loans outstanding to related parties. Loans made to insiders are on substantially the same terms as available to the general public.

8. ALLOWANCE FOR POSSIBLE LOAN LOSSES

  Changes in the allowance for possible loan losses are summarized as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
     Balance, beginning of year........... $   19,549  $   18,612  $   20,918
     Provision charged to operating
      expense.............................      1,895       3,721       6,262
     Loan charge-offs.....................     (2,212)     (5,152)     (9,756)
     Loan recoveries......................      3,492       2,368       1,188
                                           ----------  ----------  ----------
         Balance, end of year............. $   22,724  $   19,549  $   18,612
                                           ==========  ==========  ==========

  As discussed in Note 1, the Company adopted SFAS 114 effective January 1, 1995. The SFAS 114 analysis is applied only to the commercial and commercial real estate loan portfolios. Because of their homogeneous nature, the Company's residential mortgage, home equity and consumer portfolios are evaluated collectively for impairment and a reserve requirement is developed under the historical loss method.

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

  At December 31, 1997, the recorded investment in loans that are considered impaired under SFAS 114 was $5,271 as compared to $8,001 at December 31, 1996. Included in this amount as of December 31, 1997 is $2,037 of impaired loans for which the related SFAS 114 allowance is $431 and $3,234 of impaired loans for which the SFAS 114 allowance is zero. At December 31, 1996 there were $2,850 of impaired loans for which the related SFAS 114 allowance was $243 and $5,151 of impaired loans for which the SFAS 114 allowance was zero. The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $8,950 as compared to $9,736 at December 31, 1996. For the years ended December 31, 1997 and 1996, the Company recognized interest income on these impaired loans of $512 and $328, respectively.

9. FORECLOSED REAL ESTATE, NET

  Foreclosed real estate, net consists of the following:

                                                                     FOR THE
                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
     Residential................................................. $  296 $  684
     Commercial..................................................    913    913
                                                                  ------ ------
                                                                   1,209  1,597
     Less valuation allowance....................................    --      57
                                                                  ------ ------
     Foreclosed real estate, net................................. $1,209 $1,540
                                                                  ====== ======

                      SIS BANCORP, INC. AND SUBSIDIARIES

  Changes in the allowance for foreclosed real estate are summarized as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1997        1996         1995
                                           ---------- ----------  ------------
     Balance, beginning of year..........  $      57  $      775  $        542
     Provision charged to expense........         11          10         1,619
     Dispositions, net...................        (68)       (728)       (1,386)
                                           ---------  ----------  ------------
         Balance, end of year............  $     --   $       57  $        775
                                           =========  ==========  ============

  Foreclosed real estate expense is summarized as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1997        1996         1995
                                           ---------- ----------  ------------
     Net expense (income) of operating
      foreclosed real estate.............  $      86  $      228  $         26
     Writedowns and (income) loss on
      foreclosed real estate, net........        (91)        221         1,332
                                           ---------  ----------  ------------
         Foreclosed real estate expense..  $      (5) $      449  $      1,358
                                           =========  ==========  ============

10. BANK PREMISES, FURNITURE AND FIXTURES, NET

  Major categories of fixed assets are as follows:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
       Buildings and improvements.............................. $36,701 $36,033
       Leasehold improvements..................................  11,257   9,633
       Furniture and fixtures..................................  23,466  22,360
                                                                ------- -------
                                                                 71,424  68,026
       Less accumulated depreciation...........................  35,581  33,479
                                                                ------- -------
       Bank premises, furniture and fixtures, net.............. $35,843 $34,547
                                                                ======= =======

  Depreciation expense aggregated $4,046, $3,724 and $3,693 for the years ended December 31, 1997, 1996 and 1995, respectively, and is included in occupancy expense and furniture and equipment expense. Rental income of $1,508, $1,584 and $1,419 for the years ended December 31, 1997, 1996, and
1995, respectively, is included in occupancy expense.

                      SIS BANCORP, INC. AND SUBSIDIARIES

11. DEPOSITS

  Deposits consist of the following:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
     Demand deposits..................................... $  171,343 $  135,965
     NOW accounts (1)....................................     51,412     81,943
     Money manager accounts (1)..........................     39,447        --
     Savings accounts....................................    263,449    253,358
     Money market accounts...............................    211,286    209,523
     Time deposits.......................................
     Time deposits under $100............................    442,948    433,473
     Time deposits of $100 or more.......................     87,413     63,299
                                                          ---------- ----------
       Total deposits.................................... $1,267,298 $1,177,561
                                                          ========== ==========

--------
(1) During July 1997, the Company implemented a program which converted certain NOW accounts to money manager accounts. This program has no effect on the Company's depositors, but has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.

12. FEDERAL HOME LOAN BANK ADVANCES

  Pursuant to a blanket pledge agreement with the Federal Home Loan Bank ("FHLB") of Boston, advances are secured by the Company's stock in the FHLB, certain qualifying first mortgage loans, mortgage-backed and mortgage-related securities, and other securities not otherwise pledged.

  Advances from the FHLB at December 31, 1997 and 1996 are summarized as follows:

                                                         DECEMBER 31,
                                              ----------------------------------
                                                    1997              1996
                                              ----------------- ----------------
                                                       WEIGHTED         WEIGHTED
                                                       AVERAGE          AVERAGE
     YEAR OF MATURITY                          AMOUNT    RATE   AMOUNT    RATE
     ----------------                         -------- -------- ------- --------
     1997.................................... $    --     --    $66,000   5.54%
     1998....................................  155,800   5.76%   12,000   5.86%
     1999....................................    2,000   6.58%    2,000   6.58%
     2000....................................    1,000   6.11%    1,000   6.11%
     2001....................................    1,074   6.23%    1,100   6.23%
     2002....................................   10,434   6.74%      --     --
     2004....................................    1,235   6.31%      --     --
     2006....................................    1,119   6.39%    1,200   6.39%
     2007....................................    3,660   6.45%      --     --
     2009....................................      686   6.97%      --     --
     2011....................................    1,622   6.97%    1,690   6.97%
     2012....................................    1,073   5.55%      --     --
     2015....................................    1,466   6.23%    1,484   6.23%
     2016....................................    2,952   7.18%    2,997   7.18%
                                              --------   ----   -------   ----
                                              $184,121   5.89%  $89,471   5.73%
                                              ========   ====   =======   ====

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The FHLB advances above which mature in the year 2001 and beyond are amortizing borrowings. The outstanding balances for each amortizing advance at December 31, 1997 and 1996 are listed above by their contractual maturities.

  At December 31, 1997 there was a commitment for a Community Investment Program Plus advance from the FHLB for $2,500 at 7.02% for settlement on March 16, 1998. At December 31, 1996 there was a commitment for a Community Investment Program Plus advance from the FHLB for $1,880 at 6.38% for settlement on January 15, 1997.

13. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  At December 31, 1997 and December 31, 1996, securities sold under agreements to repurchase totaled $113,299 and $176,927 respectively. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheet.

  An analysis of securities sold under agreements to repurchase identical securities for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                        DECEMBER 31,
                                                  ---------------------------
                                                    1997      1996     1995
                                                  --------  --------  -------
   Maximum month-end balance during the period... $189,133  $176,927  $39,552
   Average balance during the period............. $153,938  $101,098  $19,297
   Weighted average interest rate during the
    period.......................................     5.67%     5.47%    5.87%
   Weighted average interest rate at end of
    period.......................................     5.67%     5.49%    5.49%

  At December 31, 1997, securities sold under agreements to repurchase had maturity ranges from January 1998 to May 2000 with a weighted average maturity at December 31, 1997 of 306 days.

  At December 31, 1997, mortgage-backed securities with carrying values totaling $119,242 and estimated fair values totaling $119,144 and U.S. agency obligations with carrying values of $158 and estimated fair values totaling $158 were pledged as collateral for securities sold under agreements to repurchase. It is the Company's policy to enter into repurchase agreements only with major brokerage firms that are primary dealers in government securities.

14. LOANS PAYABLE

  Loans payable consist of the following:

                                                                DECEMBER 31,
                                                                -------------
                                                                 1997   1996
                                                                ------ ------
Note issued by the Company's Employee Stock Ownership Plan
 ("ESOP"), and guaranteed by the Company. This note is subject to mandatory redemption through the operation of a sinking
 fund commencing on the last business day of June 1995 and
 continuing on the last business day of each June and December thereafter. The note bears interest at a variable rate per
 annum equal to the Prime Rate as published from time to time in the Wall Street Journal. The interest rate at December 31,
 1997 was 8.50%. The proceeds for the issuance of the note were used by the Company's ESOP solely for the purpose of
 purchasing 445,000 shares of the Company's common stock.......  2,492  2,848
                                                                ------ ------
                                                                $2,492 $2,848
                                                                ====== ======

                      SIS BANCORP, INC. AND SUBSIDIARIES

  Aggregate required principal payments on the loans payable at December 31, 1997 for the next five years and thereafter are as follows:

             1998.............................. $  356
             1999..............................    356
             2000..............................    356
             2001..............................    356
             2002..............................    356
             2003 and thereafter...............    712
                                                ------
                                                $2,492
                                                ======

  At December 31, 1997, investment securities having a carrying value of $4,107 and an estimated fair value of $4,131 were pledged to collateralize a letter of credit supporting the ESOP note, which honors demands for payment by the Note Trustee presented in accordance with the terms of the letter of credit.

  At December 31, 1997, the Company had an available, but unused, line of credit in the amount of $22,000 with the FHLB of Boston through its Ideal Way program. At December 31, 1997 asset-backed securities having a carrying value of $10,617 and an estimated fair value of $10,687 were pledged to secure an available, but unused, line of credit in the amount of $10,000 with another financial institution.

15. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying or notional amounts and fair values.

                                     DECEMBER 31, 1997     DECEMBER 31, 1996
                                   --------------------- ---------------------
                                    CARRYING     FAIR     CARRYING     FAIR
                                     AMOUNT     VALUE      AMOUNT     VALUE
                                   ---------- ---------- ---------- ----------
   Financial Assets:
     Cash and due from banks...... $   50,297 $   50,297 $   58,045 $   58,045
     Federal funds sold and
      interest-bearing deposits...     17,317     17,317     10,045     10,045
     Investment securities........    769,115    769,504    704,260    703,525
     Trading assets...............        --         --         458        458
     Loans receivable, net........    828,761    853,026    755,378    771,712
     Accrued interest and
      dividends receivable........     10,749     10,749     10,417     10,417
   Financial Liabilities:
     Deposits..................... $1,267,298 $1,268,324 $1,177,561 $1,178,614
     Federal Home Loan Bank
      advances....................    184,121    184,484     89,471     89,602
     Securities sold under
      agreements to repurchase....    113,299    113,440    176,927    176,894
     Loans payable................      2,492      2,492      2,848      2,848
                                    NOTIONAL     FAIR     NOTIONAL     FAIR
                                     AMOUNT     VALUE      AMOUNT     VALUE
                                   ---------- ---------- ---------- ----------
   Unrecognized Financial
    Instruments:
     Standby letters of credit.... $    9,678 $       97 $    4,906 $       49
     Commitments to extend
      credit......................    265,487        --     206,402        --

                      SIS BANCORP, INC. AND SUBSIDIARIES

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

16. PENSION PLAN AND OTHER EMPLOYEE BENEFIT PLANS

  The Company's subsidiary banks, SIS Bank and GBT, have separate pension plans covering their respective employees. The Company's ESOP plan is shared by both SIS Bank and GBT employees.

  The SIS Bank pension plan covers all SIS Bank employees who meet certain age and service requirements. Vested benefits, paid at retirement, are computed based upon a formula considering length of service and average compensation. Plan assets consist of marketable equity securities and United States Government and agency obligations. Net periodic pension cost for 1997, 1996 and 1995 included the following components:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
     Service cost--current period......... $      712  $      786  $      631
     Interest cost on projected benefit
      obligation..........................        635         712         725
     Actual return on assets..............     (1,262)     (1,330)     (1,549)
     Net amortization and deferral........        429         532         799
                                           ----------  ----------  ----------
     Net periodic pension cost............ $      514  $      700  $      606
                                           ==========  ==========  ==========

  Assumptions used in the accounting for pension cost in 1997, 1996, and 1995 were as follows:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ----------
     Discount rate...........................      7.25%      7.50%      7.00%
     Average remaining service...............   27 years   28 years   28 years
     Expected long-term rate of return on
      plan assets............................       8.0%       8.0%       8.0%

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

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The funded status of the plan for its most recent fiscal years is as follows:

                                                               OCTOBER 31,
                                                             ----------------
                                                              1997     1996
                                                             -------  -------
   Accumulated benefit obligation
     Vested benefits........................................ $ 5,451  $ 5,027
     Nonvested benefits.....................................     470      336
                                                             -------  -------
   Accumulated benefit obligation........................... $ 5,921  $ 5,363
                                                             =======  =======
   Projected benefit obligation............................. $(9,841) $(8,464)
   Plan assets at fair value................................   9,556    8,357
                                                             -------  -------
   Projected benefit obligation in excess of plan assets....    (285)    (107)
   Unrecognized net gain....................................  (4,431)  (4,076)
   Unrecognized net transition asset being recognized over
    25 years................................................    (279)    (297)
                                                             -------  -------
   Accrued pension cost..................................... $(4,995) $(4,480)
                                                             =======  =======

  The GBT pension plan covers all GBT employees who meet certain age and service requirements. Vested benefits, paid at retirement, are computed based upon a formula considering length of service and average compensation. Plan assets consist of marketable equity securities and United States Government and agency obligations. Net periodic pension cost for 1997, 1996 and 1995 included the following components:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
     Service cost--current period......... $      120  $      116  $       69
     Interest cost on projected benefit
      obligation..........................         85          77          72
     Actual return on assets..............        (82)        (79)        (74)
     Net amortization and deferral........        (15)        (15)        (15)
                                           ----------  ----------  ----------
     Net periodic pension cost............ $      108  $       99  $       52
                                           ==========  ==========  ==========

  Assumptions used in the accounting for pension cost in 1997, 1996, and 1995 were as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------- ----------- ----------
     Discount rate.........................       7.50%       7.50%      7.00%
     Average remaining service.............    10 years    10 years    8 years
     Expected long-term rate of return on
      plan assets..........................        8.0%        8.0%       8.0%

  The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The average wage increase assumption of 4% reflects the Company's best estimate of the future compensation levels of the individual employees covered by the plan. The expected long-term rate of return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plan.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The funded status of the plan for its most recent fiscal years is as follows:

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1997     1996
                                                             -------  -------
   Accumulated benefit obligation
     Vested benefits........................................ $   966  $   898
     Nonvested benefits.....................................     120       96
                                                             -------  -------
   Accumulated benefit obligation........................... $ 1,086  $   994
                                                             =======  =======
   Projected benefit obligation............................. $(1,310) $(1,203)
   Plan assets at fair value................................   1,323    1,060
                                                             -------  -------
   Projected benefit obligation in excess of plan assets....      13     (143)
   Unrecognized net gain....................................      77      170
   Unrecognized net transition asset being recognized over
    25 years................................................     (63)     (78)
                                                             -------  -------
   Accrued pension cost..................................... $    27  $   (51)
                                                             =======  =======

  As discussed in Note 1, the Company formed an ESOP with the completion of the Conversion in February, 1995. ESOP compensation expense for the year ended December 31, 1997 was $1,216 as compared to expense of $1,065 for the year ended December 31, 1996. The ESOP shares as of December 31, 1997 and 1996 were as follows (dollars in thousands except share amounts):

                                                            FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
   Allocated shares, net...................................   104,714    53,549
   Shares released for allocation..........................    42,045    53,829
   Unreleased shares.......................................   294,314   336,359
                                                            --------- ---------
     Total ESOP shares.....................................   441,073   443,737
                                                            ========= =========
     Fair value of unreleased shares, at December 31,...... $  11,828 $   7,694
                                                            ========= =========

17. STOCK PLANS

  As discussed in Note 1, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                                         1997    1996    1995
                                                        ------- ------- -------
   Net income.............................. As reported $11,418 $20,685 $13,101
                                            Pro forma   $10,892 $20,092 $12,953
   Basic earnings per share................ As reported $  1.74 $  3.14 $  2.14
                                            Pro forma   $  1.66 $  3.05 $  2.14
   Diluted earnings per share.............. As reported $  1.65 $  3.03 $  2.12
                                            Pro forma   $  1.59 $  2.97 $  2.12

                      SIS BANCORP, INC. AND SUBSIDIARIES

 STOCK OPTION PLAN

  Under the Company's Management and Directors Stock Option Plans, the Company may grant stock options to certain employees and non-employee directors of the Company for the purchase of the Company's common stock. Under these plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and the maximum term of the option is 10 years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 2.0%, 2.5% and 2.5%; expected volatility of 23%, 24% and 25%; risk-free interest rates of 6.30%, 6.42% and 5.57%; and expected lives of 5 years for all periods.

  A summary of the status of the Company's Stock Option Plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                   FOR THE YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------
                               1997               1996               1995
                         ------------------ ------------------ -----------------
                                  WEIGHTED-          WEIGHTED-         WEIGHTED-
                                   AVERAGE            AVERAGE           AVERAGE
                                  EXERCISE           EXERCISE          EXERCISE
                         SHARES     PRICE   SHARES     PRICE   SHARES    PRICE
                         -------  --------- -------  --------- ------- ---------
Options outstanding,
 beginning of year...... 594,300     $14    415,600     $12        --    $--
  Granted............... 108,600      24    194,700      18    415,600     12
  Exercised............. (18,200)     12        --      --         --     --
  Cancelled.............  (1,000)     24    (16,000)     12        --     --
                         -------            -------            -------
    Options outstanding,
     end of year........ 683,700     $16    594,300     $14    415,600   $ 12
                         =======            =======            =======
Options exercisable at
 year-end............... 282,200            187,280                --
Weighted-average fair
 value of options
 granted during the
 year...................   $6.41              $4.50              $3.06

  The following table summarizes information regarding stock options outstanding at December 31, 1997:

                                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                            ----------------------------------------- ---------------------
                                                            WEIGHTED-             WEIGHTED-
                                NUMBER     WEIGHTED-AVERAGE  AVERAGE    NUMBER     AVERAGE
   RANGE OF                 OUTSTANDING AT    REMAINING     EXERCISE  EXERCISABLE EXERCISE
   EXERCISE PRICES             12/31/97    CONTRACTUAL LIFE   PRICE   AT 12/31/97   PRICE
   ---------------          -------------- ---------------- --------- ----------- ---------
   $10 to $15..............    381,400        7.4 years        $12      214,560      $12
   $16 to $23..............    194,700        8.2 years        $18       67,640      $18
   $24 to $27..............    107,600        9.1 years        $24          --       --
                               -------                                  -------
   $10 to $27..............    683,700        7.9 years        $16      282,200      $14
                               =======                                  =======

 RESTRICTED STOCK PLAN

  The Company's Management and Directors Restricted Stock Plans provide for the granting of restricted stock to certain employee and non-employee directors of the Company. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the Restricted Stock Plans of $438, $848 and $230 for 1997, 1996 and 1995, respectively.

                      SIS BANCORP, INC. AND SUBSIDIARIES

  A summary of the Company's Restricted Stock Plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                      ------------------------
                                                       1997    1996     1995
                                                      ------- -------  -------
   Balance, beginning of year........................ 161,100 148,200      --
     Granted.........................................   3,000  18,900  148,200
     Cancelled.......................................     --   (6,000)     --
                                                      ------- -------  -------
   Balance, end of year.............................. 164,100 161,100  148,200
                                                      ======= =======  =======
   Weighted-average fair value of restricted shares
    granted during the year..........................     $25     $18      $12

18. EARNINGS PER SHARE

  Basic and diluted net income per share and weighted average shares outstanding follow (dollars in thousands except per share amounts):

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
   Net Income................................. $   11,418 $   20,685 $   13,101
   Weighted average shares outstanding:
     Basic....................................  6,564,073  6,580,282  6,127,116
       Effect of dilutive securities:
         Stock options........................    289,238    138,821     24,692
         Restricted stock.....................     53,881    117,531     18,269
                                               ---------- ---------- ----------
     Diluted..................................  6,907,192  6,836,634  6,170,077
                                               ========== ========== ==========
   Net income per share:
     Basic....................................      $1.74      $3.14      $2.14
     Diluted..................................      $1.65      $3.03      $2.12

19. FEES AND OTHER INCOME

  Fees and other income are composed of the following:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
   Loan charges and fees...................... $    3,212 $    3,521 $    3,507
   Deposit related fees.......................      7,562      6,834      5,843
   Merchant fees..............................      1,904      1,894      1,690
   Other charges and fees.....................      2,751      1,745      1,410
                                               ---------- ---------- ----------
                                               $   15,429 $   13,994 $   12,450
                                               ========== ========== ==========

                      SIS BANCORP, INC. AND SUBSIDIARIES

20. OTHER OPERATING EXPENSES

  Other operating expenses are composed of the following:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997       1996       1995
                                                ---------- ---------- ----------
   Marketing................................... $    2,052 $    2,237 $    1,163
   Insurance...................................        705        751      3,259
   Professional services.......................      2,949      3,998      3,735
   Outside processing..........................      4,871      4,287      3,079
   Other.......................................      6,264      6,214      5,479
                                                ---------- ---------- ----------
                                                $   16,841 $   17,487 $   16,715
                                                ========== ========== ==========

21. INCOME TAXES

  The components of the income tax expense (benefit) for the years ended December 31, are as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997       1996         1995
                                            ---------- -----------  -----------
   Current
     Federal............................... $    1,722 $       371  $       136
     State.................................      1,261         896           99
   Deferred
     Federal...............................      4,369      (7,324)      (6,995)
     State.................................         43       1,026          501
                                            ---------- -----------  -----------
                                            $    7,395 $    (5,031) $    (6,259)
                                            ========== ===========  ===========

  A reconciliation of the statutory income tax rate to the consolidated effective income tax rate as well as a reconciliation of expected income tax expense (benefit), computed at the applicable statutory rate, to the actual income tax expense (benefit) for the three years ended December 31, 1997, 1996, and 1995 follows:

                                     FOR THE YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                                1997                1996                1995
                          ------------------ ------------------- -------------------
                                  PERCENTAGE          PERCENTAGE          PERCENTAGE
                                  OF PRETAX           OF PRETAX           OF PRETAX
                          AMOUNT    INCOME   AMOUNT     INCOME   AMOUNT     INCOME
                          ------  ---------- -------  ---------- -------  ----------
Federal income tax at
 statutory rate.........  $6,396    34.00 %  $ 5,323     34.00 % $ 2,326     34.00 %
Change in valuation
 allowance..............     (81)   (0.43)%   (9,377)   (59.90)%  (8,932)  (130.55)%
State income taxes, net
 of federal benefit.....     987     5.25 %    1,269      8.11 %     396      5.79 %
Tax bad debt recapture..     --       --      (2,790)   (17.82)%     --        --
Employee stock ownership
 plan...................     311     1.65 %      207      1.32 %     --        --
Merger costs............     445     2.37 %      --        --        --        --
Other...................    (663)   (3.52)%      337      2.15%      (49)    (0.72)%
                          ------    -----    -------    ------   -------   -------
                          $7,395    39.32 %  $(5,031)   (32.14)% $(6,259)   (91.48)%
                          ======    =====    =======    ======   =======   =======

                      SIS BANCORP, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
     Deferred tax assets:
       Allowance for loan losses.............................. $ 4,465  $ 4,282
       Accrued pension........................................   2,321    2,023
       Employee stock awards..................................     213      190
       Net operating loss carryforwards, state................     120    6,180
       Alternative minimum tax credit carryforwards...........     430      563
       Investment tax credit carryforwards....................   1,721    1,721
       Other..................................................   2,282    1,417
                                                               -------  -------
         Total gross deferred tax assets......................  11,552   16,376
                                                               -------  -------
     Deferred tax liabilities:
       Investment in real estate and bank premises............  (2,099)  (3,202)
       Other..................................................  (1,334)    (578)
                                                               -------  -------
         Total gross deferred tax liabilities.................  (3,433)  (3,780)
                                                               -------  -------
     Net deferred tax asset prior to valuation allowance......   8,119   12,596
     Valuation allowance......................................     --       (81)
                                                               -------  -------
     Net deferred tax asset after valuation allowance......... $ 8,119  $12,515
                                                               =======  =======

  This valuation allowance indicated in the above table partially reserved the gross deferred tax assets at December 31, 1996 in accordance with SFAS 109, with the exception of the deferred tax asset relating to unrealized holding losses on securities which were transferred from available for sale to held to maturity.

  During the third quarter of 1996, and the fourth quarter of 1997, management's evaluation of the weight of currently available evidence resulted in the conclusion that it was more likely than not that the Company would realize a portion of its net deferred tax asset which was reserved for at those times. During the third quarter of 1996, management reduced the Company's valuation allowance from $9,458 to $81, while at the fourth quarter of 1997, management reduced the Company's allowance of $81 to zero. In both instances, management's judgment was influenced by factors including changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences. As a result of these adjustments the net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a net decrease of $81 and $9,377, respectively.

  At December 31, 1997, the Company had investment tax credit carryforwards of approximately $1,721 which expire in years from 1998 through 2008. In addition, the Company had alternative minimum tax credit carryforwards of approximately $430 which have an indefinite utilization period. At December 31, 1997, SIS Bank had state net tax operating loss carryforwards of approximately $1,920 which will expire in the years 1998 through 2002.

  If certain substantial direct or indirect changes in the Company's ownership should occur, there may be an annual limitation on the amount of carryforwards (including certain net unrealized built-in losses) which can be utilized for regular and alternative minimum tax purposes.

                      SIS BANCORP, INC. AND SUBSIDIARIES

22. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management's credit evaluation of the counterparty. The Company's commitments to extend credit, which includes unused lines of credit and commitments to fund loans, were approximately $265,487 and $206,402 at December 31, 1997 and 1996, respectively.

  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company's commitments under standby letters of credit were $9,678 and $4,906 at December 31, 1997 and 1996, respectively.

  Commitments to sell loans are contracts for delayed delivery of loans in which the Company agrees to make delivery at a specific future date of a specified instrument, at a specific price or yield. Risks arise from the possible inability to meet the terms of the contracts and from movements in interest rates. The Company had commitments to sell $23,597 and $11,603 of loans at December 31, 1997 and 1996, respectively.

 LEASES

  The Company leases certain of its branch office facilities and equipment under nonfinancing leases having various maturities to 2010. Certain of the leases require payment of real estate taxes, insurance and maintenance. The future minimum rental payments required under these leases are approximately as follows:

             YEAR ENDED DECEMBER 31,
             -----------------------
             1998.............................. $  916
             1999..............................    879
             2000..............................    819
             2001..............................    728
             2002..............................    596
             2003--2010........................  1,894
                                                ------
                                                $5,832
                                                ======

  Total rental expense for 1997, 1996, and 1995 amounted to approximately $974, $746, and $779, respectively.

                      SIS BANCORP, INC. AND SUBSIDIARIES

 LITIGATION

  Except as set forth below, the Company is not involved in any pending litigation other than routine legal proceedings occurring in the ordinary course of business. While the legal responsibility and financial impact with respect to such litigation cannot presently be ascertained, the Company does not anticipate that any of these matters will result in the payment by the Company of damages, that, in the aggregate, would be material in relation to the consolidated financial position or operations of the Company.

  A lawsuit was brought against GBT and seven directors of GBT on or about November 1, 1995 by a former director of GBT, Henry J. Stone, and a second suit was brought contemporaneously by Mr. Stone's wife, Merriam March. Both suits allege misconduct by the GBT directors in connection with the rejection of a proposed acquisition offer received by GBT in 1994. Mr. Stone's suit sought money damages and to be reinstated as a director of GBT. The damages portion of Mr. Stone's suit was dismissed and he has not appealed. His action to be returned to the board of GBT remains, and GBT intends to vigorously oppose Mr. Stone.

  Ms. March's suit is a derivative suit in which she, as a shareholder of GBT, had sued the directors of GBT on behalf of GBT for damages they allegedly caused GBT. The derivative action, filed in Connecticut Superior Court, seeks approximately $11.7 million in money damages from the directors. Because the suit is a derivative suit, any damages that the court may order the defendants to pay (GBT believes this to be unlikely and, in any event, limited to one year's compensation from each director under applicable Connecticut law and GBT's Certificate of Incorporation) would be paid to GBT. GBT considers Ms. March's suit to be without merit.

  Under Connecticut law, GBT is required in some cases, and is permitted in others, to "indemnify" or reimburse the GBT directors from damages and costs incurred by them in connection with litigation brought against them in their official capacities at GBT. As part of the acquisition of GBT by SIS Bank, SIS Bank had agreed that GBT would continue to provide this indemnification to these GBT directors to the extent allowed by law. Through December 31, 1997, GBT had accrued for all expenses incurred for attorney's fees and related costs in connection with the suit, including the advancing of such fees for the defendant directors.

  As of December 31, 1997, the parties continue to be engaged in mutual discovery efforts, and the Stone lawsuit had been dismissed in its entirety except for the count which requests that Mr. Stone be re-seated on the GBT Board of Directors. The Stone suit is scheduled for trial in late 1998 and the March suit in early 1999. The amount of additional legal fees to be incurred by GBT will depend upon a number of factors, including the scope of the plaintiff's discovery efforts and whether the suits actually go to trial.

23. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

  Following is the quarterly financial information of the Company for 1997 and 1996:

                          FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                         ---------------- --------------- ---------------  ----------------
                          1997     1996    1997    1996    1997    1996     1997     1996
                         -------  ------- ------- ------- ------- -------  -------  -------
Net interest and
 dividend income........ $14,913  $11,956 $15,063 $12,855 $15,028 $13,635  $15,085  $14,238
Provision for possible
 loan losses............     500      942     465     905     466     904      464      970
Net gain (loss) on sale
 of loans...............     106      270      86     162     136     105      211       67
Net gain (loss) on sale
 of securities..........     --         2      60     --       17      69     (260)     122
Net gain (loss) on sale
 of securities held for
 trading................     (11)     --       30       2      24       1       14       12
Fees and other income...   3,298    3,069   3,697   3,424   4,042   3,637    4,392    3,864
Noninterest expense.....  12,435   11,253  12,307  11,623  12,624  12,047   17,857   13,191
Income tax expense
 (benefit)..............   2,091      212   2,449     278   2,327  (6,421)     528      901
                         -------  ------- ------- ------- ------- -------  -------  -------
Net income.............. $ 3,280  $ 2,890 $ 3,715 $ 3,637 $ 3,830 $10,917  $   593  $ 3,241
                         =======  ======= ======= ======= ======= =======  =======  =======
Earnings per share
Basic................... $  0.50  $  0.44 $  0.56 $  0.56 $  0.59 $  1.66  $  0.09  $  0.49
Diluted................. $  0.48  $  0.43 $  0.53 $  0.54 $  0.56 $  1.60  $  0.09  $  0.47

                      SIS BANCORP, INC. AND SUBSIDIARIES

24. REGULATORY CAPITAL

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

  Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to total average assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

  Under the regulatory framework for prompt corrective action, both SIS Bank and GBT are considered well capitalized as of December 31, 1997. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of December 31, 1997 the Company also qualified as well capitalized under the applicable Federal Reserve Board regulations.

  The actual capital amounts and ratios for the Company, SIS Bank and GBT are presented in the table below, no deductions were made from capital for interest-rate risk.

                                                MINIMUM            MINIMUM
                                             REQUIREMENTS       REQUIREMENTS
                                              FOR CAPITAL      TO QUALIFY AS
                                ACTUAL     ADEQUACY PURPOSES  WELL CAPITALIZED
                            -------------- ------------------ -----------------
                             AMOUNT  RATIO  AMOUNT    RATIO    AMOUNT   RATIO
                            -------- ----- ------------------ --------- -------
AS OF DECEMBER 31, 1997:
Tier I Capital (to Average
 Assets)
  Company.................. $123,340  7.2% $   68,834   4.0%        N/A
  SIS Bank................. $103,780  7.1% $   58,358   4.0%  $  72,947   5.0%
  GBT...................... $ 17,291  6.6% $   10,422   4.0%  $  13,028   5.0%
Tier I Capital (to Risk
 Weighted Assets)
  Company.................. $123,340 11.9% $   41,568   4.0%  $  62,352   6.0%
  SIS Bank................. $103,780 11.9% $   35,044   4.0%  $  52,565   6.0%
  GBT...................... $ 17,291 10.6% $    6,507   4.0%  $   9,761   6.0%
Total Capital (to Risk
 Weighted Assets)
  Company.................. $136,438 13.1% $   83,137   8.0%  $ 103,921  10.0%
  SIS Bank................. $114,825 13.1% $   70,087   8.0%  $  87,609  10.0%
  GBT...................... $ 19,344 11.9% $   13,014   8.0%  $  16,268  10.0%
AS OF DECEMBER 31, 1996:
Tier I Capital (to Average
 Assets)
  Company.................. $113,628  7.4% $   61,802   4.0%        N/A
  SIS Bank................. $ 95,816  7.4% $   51,999   4.0%  $  64,999   5.0%
  GBT...................... $ 17,311  7.1% $    9,795   4.0%  $  12,243   5.0%
Tier I Capital (to Risk
 Weighted Assets)
  Company.................. $113,628 12.7% $   35,813   4.0%  $  53,720   6.0%
  SIS Bank................. $ 95,816 12.7% $   30,110   4.0%  $  45,165   6.0%
  GBT...................... $ 17,311 12.2% $    5,695   4.0%  $   8,543   6.0%
Total Capital (to Risk
 Weighted Assets)
  Company.................. $124,914 14.0% $   71,627   8.0%  $  89,533  10.0%
  SIS Bank................. $105,300 14.0% $   60,220   8.0%  $  75,275  10.0%
  GBT...................... $ 19,110 13.4% $   11,391   8.0%  $  14,238  10.0%

                      SIS BANCORP, INC. AND SUBSIDIARIES

25. PARENT COMPANY FINANCIAL INFORMATION

  The following condensed balance sheet, condensed statements of operations and of cash flows for SIS Bancorp, Inc. (parent company only) reflect the Company's investment in its wholly owned subsidiaries using the equity method of accounting. The parent company formation occurred June 21, 1996. There were no results prior to this date.

                                                      DECEMBER 31, DECEMBER 31,
   CONDENSED BALANCE SHEET                                1997         1996
   -----------------------                            ------------ ------------
                                                       (DOLLARS IN THOUSANDS)
   ASSETS
   Cash and due from banks...........................   $      1     $    --
   Investment securities available for sale..........      1,627          206
   Due from subsidiaries.............................      1,184          398
   Investment in subsidiaries........................    123,204      118,285
   Other assets......................................        383          --
                                                        --------     --------
     Total assets....................................   $126,399     $118,889
                                                        ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Borrowings from subsidiaries......................   $     --     $    --
   Other liabilities.................................        927          103
                                                        --------     --------
     Total liabilities...............................        927          103
   Stockholders' equity..............................    125,472      118,786
                                                        --------     --------
     Total liabilities and stockholders' equity......   $126,399     $118,889
                                                        ========     ========

                                                           FOR THE PERIOD FROM
                                        FOR THE YEAR ENDED  JUNE 21, 1996 TO
   CONDENSED STATEMENT OF INCOME        DECEMBER 31, 1997   DECEMBER 31, 1996
   -----------------------------        ------------------ -------------------
                                                (DOLLARS IN THOUSANDS)
   Revenues
     Interest income on investments
      available for sale...............      $    78             $     7
     Other income......................          --                  --
                                             -------             -------
       Total income....................           78                   7
   Expenses
     Interest expense..................          --                  --
     Other expenses....................        1,128                 155
                                             -------             -------
       Total expenses..................        1,128                 155
   Income before income taxes and
    equity in undistributed income of
    subsidiaries.......................       (1,050)               (148)
     Income taxes......................         (366)                --
                                             -------             -------
   Loss before equity in undistributed
    income of subsidiaries.............         (684)               (148)
   Equity in undistributed income of
    subsidiaries.......................       12,102              20,833
                                             -------             -------
   Net income..........................      $11,418             $20,685
                                             =======             =======

                      SIS BANCORP, INC. AND SUBSIDIARIES

                                                                 FOR THE PERIOD FROM
                                              FOR THE YEAR ENDED  JUNE 21, 1996 TO
   CONDENSED STATEMENT OF CASH FLOWS          DECEMBER 31, 1997   DECEMBER 31, 1996
   ---------------------------------          ------------------ -------------------
                                                      (DOLLARS IN THOUSANDS)
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.............................       $ 11,418           $ 20,685
     Equity in undistributed earnings of
      subsidiaries..........................        (12,102)           (20,833)
     Other, net.............................           (362)               --
                                                   --------           --------
       Net cash used in operating
        activities..........................         (1,046)              (148)
                                                   --------           --------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiaries.............            --             (86,297)
     Purchases of investment securities.....         (8,830)              (257)
     Sale of investment securities..........          7,409                 51
     Other, net.............................          8,615                512
                                                   --------           --------
       Net cash provided by (used in)
        investing activities................          7,194            (85,991)
                                                   --------           --------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common
      stock.................................            607             86,547
     Payments to repurchase common stock....         (4,193)               --
     Advances from subsidiaries.............          1,128                155
     Repayments of advances from
      subsidiaries..........................           (305)               (51)
     Dividends paid.........................         (3,384)              (512)
     Other, net.............................            --                 --
                                                   --------           --------
       Net cash (used in) provided by
        financing activities................         (6,147)            86,139
                                                   --------           --------
   Net Increase in cash and due from banks..              1                --
   Beginning balance: cash and due from
    banks...................................            --                 --
                                                   --------           --------
   Ending balance: cash and due from banks..       $      1           $    --
                                                   ========           ========

26. SUBSEQUENT EVENTS

  On January 21, 1998, the Company announced a 14% increase in its quarterly cash divided to $0.16 per share payable on February 23, 1998 to shareholders of record as of the close of business on February 2, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SIS Bancorp, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of SIS Bancorp, Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse

Price Waterhouse LLP
Boston, Massachusetts
January 22, 1998

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) INFORMATION REGARDING DIRECTORS AND NOMINEES: The Directors of the Registrant are listed below. The other information required by the response to this Item regarding those persons who are directors of the Company is contained in the discussion under the caption "Directors and Nominees" contained on page 4 of the Proxy Statement, which is incorporated by reference herein.

     NAME & PRINCIPAL OCCUPATION            POSITION HELD WITH COMPANY
     ---------------------------            --------------------------
     Ronald E. Bourbeau                     Director
      Owner, Yankee Boat Yard & Marina,
      Inc.;
      Treasurer, Northeast Yacht Sales
      Director, Chairman of the Board GBT
     Sr. Mary Caritas (Geary), S.P.         Director
      Retired, former President & CEO of
      Mercy Hospital
     John M. Naughton                       Chairman of the Board of Directors
      Retired, former Executive Vice
      President,
      Massachusetts Mutual Life Insurance
      Co.
     Charles L. Johnson                     Director
      Consultant--Associated Energy
      Managers,
      an investment management firm
     F. William Marshall, Jr.               Director, President and Chief
      President & CEO, SIS Bancorp, Inc.     Executive Officer
      and SIS Bank
     Thomas O'Brien                         Director
      Dean, School of Management
      University of Massachusetts
     William B. Hart, Jr.                   Director
      President, the Dunfey Group
     Stephen A. Shatz                       Director
      Attorney, partner in Shatz, Schwartz
      & Fentin, P.C.

  (b) EXECUTIVE OFFICERS OF THE COMPANY: The following table sets forth certain information regarding the Executive Officers of the Company. The other information required by the response to this Item regarding those persons who are Executive Officers of the Company is contained in the discussion under the caption "Executive Officers of SIS Bancorp, Inc." contained on page 7 of the Proxy Statement, which is incorporated by reference herein.

 NAME                     POSITION AND OFFICE WITH THE COMPANY
 ----                     ------------------------------------
 F. William Marshall, Jr. President & Chief Executive Officer, Director--SIS Bancorp, Inc.
                           and SIS Bank
 J. Gilbert Soucie        Vice Chairman, SIS Bancorp, Inc.; President & CEO--Glastonbury Bank
                           & Trust Company

 NAME                       POSITION AND OFFICE WITH THE COMPANY
 ----                       ------------------------------------
 Frank W. Barrett           Executive Vice President/Credit & Commercial Lending Group--SIS
                             Bancorp, Inc.
 John F. Treanor            Executive Vice President, Treasurer, Chief Operating Officer &
                             Chief Financial Officer--SIS Bancorp, Inc.
 Gilbert F. Ehmke           Senior Vice President & Chief Investment Officer--SIS Bancorp,
                             Inc.
 Henry J. McWhinnie         Senior Vice President/Human Resources Group--SIS Bancorp, Inc.
 Jeanne Rinaldo             Senior Vice President/Residential Mortgage Group--SIS Bancorp,
                             Inc.
 Christopher A. Sinton      Senior Vice President/Retail Banking Group--SIS Bancorp, Inc.
 Michael E. Tucker          Senior Vice President, General Counsel & Clerk--SIS Bancorp,
                             Inc.
 Ting Chang                 Vice President, Investor Relations & Corporate Planning--SIS
                             Bancorp, Inc.
 Laura Sotir Katz           Vice President & Controller--SIS Bancorp, Inc.
 Patricia Train Jatkevicius Vice President/Marketing--SIS Bancorp, Inc.
 Brian Schwartz             Vice President & Director of Internal Auditing--SIS Bancorp,
                             Inc.

  (c) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: The information required by the response to this Item is contained in the discussion under the caption "Section 16(a) Compliance" contained on page 23 of the Proxy Statement, which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this Item is contained in the discussion under the captions "Executive Compensation", "Employment Agreements", "Benefits Under Plans", contained on Pages 8 through 17 of the Proxy Statement, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this Item is incorporated by reference from the discussion under the headings "Security Ownership of Management and Directors" on Page 5 of the Proxy Statement, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this Item is contained in the discussion under the captions "Transactions with Certain Related Persons" and "Certain Business
Relationships" contained on Page 18 of the Proxy Statement, which is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

  (a) CONTENTS:

    (1) FINANCIAL STATEMENTS: All Financial Statements are included as Part II, Item 8 of this Report. The index is on page 40 of this Report.

    (2) FINANCIAL STATEMENT SCHEDULES: All Financial Statement Schedules are included as Part II, Item 8 of this Report. The index is on page 40 of this Report.

  (b) REPORTS ON FORM 8-K: During the fourth quarter of 1997, the following Form 8-K's were filed:

    . Form 8-K filed on October 22, 1997 relating to the press release issued on October 22, 1997 containing unaudited financial information and announcing a cash dividend for the quarter ended September 30, 1997 and containing information relating to the previously announced acquisition of GBT and the acceleration of systems conversions and full "back office" integration of GBT with the Company.

    . Form 8-K filed on December 31, 1997 announcing the completion on December 17, 1997 of the acquisition of GBT by the Company pursuant to the Agreement and Plan of Reorganization dated August 18, 1997.

  (c) EXHIBITS:

   EXHIBIT NO.                        EXHIBIT                         LOCATION
   -----------                        -------                         --------
   (3)(a).     Articles of Organization of SIS Bancorp, Inc.             (1)
   (3)(b).     By-laws of SIS Bancorp, Inc.                              (1)
   4(a).       Specimen Common Stock Certificate                         (4)
   10.         Material Contracts
   (a)         Employment agreements for Messrs. F. William
                Marshall, Jr., Frank W. Barrett, B. John Dill, John
                F. Treanor, Henry J. McWhinnie, Ms. Jeanne Rinaldo,
                Mr. Michael E. Tucker                                    (1)
   (b)         Employment agreements for Messrs. Gilbert F. Ehmke
                and Christopher A. Sinton.                               (2)
   (c)         Employment agreement for Mr. J. Gilbert Soucie
   (d)         Director and Management Stock Option Plan, as
                amended.                                                 (4)
   (e)         Director and Management Restricted Stock Plan, as
                amended.                                                 (4)
   (f)         Rights Agreement, dated January 22, 1997 by and
                between the Company and ChaseMellon Shareholder
                Services, as Rights Agent                                (3)
   21.         Subsidiaries of the Registrant
   23.         Consent of Price Waterhouse, LLP.

--------
Locations of Exhibits if not attached hereto:

(1) Exhibit is incorporated by reference to the Form 8-A Registration Statement filed by the Company with the Securities and Exchange Commission ("SEC") on June 21, 1996.
(2) Exhibit is incorporated by reference to the Form 10-Q for the quarter ending June 30, 1996.
(3) Exhibit is incorporated by reference to the Form 8-A Registration Statement filed by the Company with the SEC on January 23, 1997.
(4) Exhibit is incorporated by reference to the Form 10-K filed for the year ended December 31, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE BANK HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 30, 1998

                                          Springfield Institution for Savings

                                             /s/ F. William Marshall, Jr.
                                          By: _________________________________
                                             F. William Marshall, Jr.,
                                             President and Chief Executive
                                              Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES ON THE DATES INDICATED.

           SIGNATURE                           TITLE                  DATE

  /s/ F. William Marshall, Jr.       President, Chief               03-30-98
By: ____________________________      Executive Officer and
  F. William Marshall, Jr.            Director

  /s/ John F. Treanor                Executive Vice                 03-30-98
By: ____________________________      President, Chief
  John F. Treanor                     Financial Officer,
                                      Chief Operating Officer
                                      and Treasurer

  /s/ Laura Sotir Katz               Vice President,                03-30-98
By: ____________________________      Controller (Chief
  Laura Sotir Katz                    Accounting Officer)

  /s/ John M. Naughton               Director, Chairman of          03-30-98
By: ____________________________      the Board
  John M. Naughton

  /s/ Sister Mary Caritas            Director                       03-30-98
  Geary, S.P.
By: ____________________________
  Sister Mary Caritas Geary,
  S.P.

  /s/ Charles L. Johnson             Director                       03-30-98
By: ____________________________
  Charles L. Johnson

  /s/ Stephen A. Shatz               Director                       03-30-98
By: ____________________________
  Stephen A. Shatz

  /s/ Thomas O'Brien                 Director                       03-30-98
By: ____________________________
  Thomas O'Brien

  /s/ William B. Hart, Jr.           Director                       03-30-98
By: ____________________________
  William B. Hart, Jr.

  /s/ Ronald E. Bourbeau             Director                       03-30-98
By: ____________________________
  Ronald E. Bourbeau