Form 10-K/A
period 1997-12-31
SIS BANCORP INC
filed 1998-04-30
CIK 1013049

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                  (Amendment 1)
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997
                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20809

                                SIS BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

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

                               Title of Each Class
                     Common Stock, par value $0.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of March 6, 1998, as reported by NASDAQ, was $267,882,500.

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

(b) Reports on Form 8-K: During the fourth quarter of 1997, the following Form 8-K's were filed:

         o Form 8-K filed on October 22, 1997 relating to the press release issued on October 22, 1997 containing unaudited financial information and announcing a cash dividend for the quarter ended September 30, 1997 and containing information relating to the previously announced acquisition of GBT and the acceleration of systems conversions and full "back office" integration of GBT with the Company.

         o Form 8-K filed on December 31, 1997 announcing the completion on December 17, 1997 of the acquisition of GBT by the Company pursuant to the Agreement and Plan of Reorganization dated August 18, 1997.

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

(c)  Employment agreement for Mr. J. Gilbert Soucie                         *

(d) Director and Management Stock Option Plan, as amended.                 (4)

(e) Director and Management Restricted Stock Plan, as amended.             (4)

(f) Rights  Agreement,  dated  January  22,  1997 by and  between  the
Company and ChaseMellon Shareholder Services, as Rights Agent              (3)

21.      Subsidiaries of the Registrant                                     *

23.      Consent of Price Waterhouse, LLP.                                  *

27.      Financial Data Schedules

27.1     Financial Data Schedule for year ended December 31, 1997           *

27.2     Financial Data Schedule restated for year ended December 31, 1996  *

27.3 Financial Data Schedules restated for periods ended June 30, 1996, September 30, 1996, March 31, 1997, June 30, 1997 and
         September 30, 1997

Locations of Exhibits if not attached hereto:

(1) Exhibit is incorporated by reference to the Form 8-A Registration Statement filed by the Company with the Securities and Exchange Commission ("SEC") on June 21, 1996.
(2) Exhibit is incorporated by reference to the Form 10-Q for the quarter ending June 30, 1996.
(3) Exhibit is incorporated by reference to the Form 8-A Registration Sta tement filed by the Company with the SEC on January 23, 1997.
(4) Exhibit is incorporated by reference to the Form 10-K filed for the year ended December 31, 1996.

 *  Previously filed

                                   SIGNATURES



Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SPRINGFIELD INSTITUTION FOR SAVINGS


April 28, 1998                          /s/  John F. Treanor
Date                                    John F. Treanor
                                        Executive Vice President,
                                        Chief Financial Officer, Chief
                                        Operating Officer and Treasurer