Form 10-Q
period 1998-03-31
SIS BANCORP INC
filed 1998-05-14
CIK 1013049

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/98

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 6,973,584 shares as of May 7,1998.

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

                       SIS BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                        PAGE NO.

   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet
   at March 31, 1998 and December 31, 1997                                 1

   Condensed Consolidated Statement of Operations for the
   three months ended March 31, 1998 and 1997                              2

   Condensed Consolidated Statement of Cash Flows for the
   three months ended March 31, 1998 and 1997                              3

   Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the three months ended March 31, 1998 and 1997                      5

   Notes to the Unaudited Financial Statements                             6


   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8


   PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                              24

   Item 2. Changes in Securities                                          24

   Item 3. Default upon Senior Securities                                 24

   Item 4. Submission of Matters to a Vote of Security Holders            24

   Item 5. Other Information                                              24

   Item 6. Exhibits and Reports on Form 8-K                               24


   SIGNATURES                                                             26

                                   SIS BANCORP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Dollars In Thousands)


                                                                              (Unaudited)
                                                                               March 31,    December 31,
                                                                                 1998          1997
                                                                             ------------   ------------
ASSETS

Cash and due from banks                                                      $    48,885    $    50,297
Federal funds sold and short term investments                                     54,458         17,317
Investment securities available for sale                                         568,853        576,108
Investment securities held to maturity (fair value: $213,861 at March 31,
  1998 and $193,396 at December 31, 1997)                                        213,508        193,007
Loans receivable, net of allowance for possible losses
  ($23,239 at March 31, 1998 and $22,724 at December 31, 1997)                   837,336        828,761
Accrued interest and dividends receivable                                         11,168         10,749
Investments in real estate and real estate partnerships                            2,879          2,903
Foreclosed real estate, net                                                          817          1,209
Bank premises, furniture and fixtures, net                                        37,036         35,843
Other assets                                                                      19,028         17,424
                                                                             -----------    -----------
    Total assets                                                             $ 1,793,968    $ 1,733,618
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                     $ 1,309,402    $ 1,267,298
Federal Home Loan Bank advances                                                  173,446        184,121
Securities sold under agreements to repurchase                                   134,023        113,299
Loans payable                                                                      2,474          2,492
Mortgage escrow deposits                                                           7,662          5,642
Accrued expenses and other liabilities                                            38,776         35,294
                                                                             -----------    -----------
    Total liabilities                                                          1,665,783      1,608,146
                                                                             -----------    -----------

Commitments and contingent liabilities                                              --             --

Stockholders' equity:
Preferred stock ($.01 par value; 5,000,000 shares
  authorized: no shares issued and outstanding)                                     --             --
Common stock ($.01 par value; 25,000,000 shares authorized; shares issued: 7,081,184 at March 31, 1998 and 7,081,187 at December 31, 1997;
  shares outstanding: 6,969,984 at March 31, 1998 and 6,947,787 at
  December 31, 1997)                                                                  71             71
Unearned compensation                                                             (3,388)        (3,123)
Additional paid-in capital                                                        55,068         54,755
Retained earnings                                                                 78,163         75,153
Accumulated other comprehensive income -
  net unrealized gain on investment securities available for sale                  1,203          2,133
Treasury stock, at cost (111,200 and 133,400 shares at March 31, 1998 and
  December 31, 1997, respectively)                                                (2,932)        (3,517)
                                                                             -----------    -----------
    Total stockholders' equity                                                   128,185        125,472
                                                                             -----------    -----------
Total liabilities and stockholders' equity                                   $ 1,793,968    $ 1,733,618
                                                                             ===========    ===========

          See accompanying Notes to the Unaudited Financial Statements

                          SIS BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (Dollars In Thousands Except Per Share Amounts)

                                                                   (Unaudited)
                                                                Three Months Ended
                                                           ---------------------------
                                                             March 31,       March 31,
                                                               1998            1997
                                                           ------------    -----------
Interest and dividend income:
        Loans                                               $    17,901    $    16,248
        Investment securities available for sale                  8,517          8,502
        Investment securities held to maturity                    3,472          3,778
        Investment securities held for trading                     --                2
        Federal funds sold and short term investments               561            295
                                                            -----------    -----------
                       Total interest and dividend income        30,451         28,825
                                                            -----------    -----------
Interest expense:
        Deposits                                                 10,577         10,056
        Borrowings                                                4,475          3,856
                                                            -----------    -----------
                       Total interest expense                    15,052         13,912
                                                            -----------    -----------
Net interest and dividend income                                 15,399         14,913
Less: Provision for possible loan losses                            251            500
                                                            -----------    -----------
Net interest and dividend income after provision
        for possible loan losses                                 15,148         14,413

Noninterest income:
        Net gain on sale of loans                                   255            106
        Net loss on sale of securities held for trading            --              (11)
        Fees and other income                                     3,721          3,298
                                                            -----------    -----------
                       Total noninterest income                   3,976          3,393
                                                            -----------    -----------

Noninterest expense:
        Operating expenses:
                 Salaries and employee benefits                   6,221          5,914
                 Occupancy expense of bank premises, net          1,220          1,200
                 Furniture and equipment expense                    963            773
                 Other operating expenses                         4,081          4,201
                                                            -----------    -----------
                        Total operating expenses                 12,485         12,088
                                                            -----------    -----------
        Foreclosed real estate expense (income)                      68            (74)
        Net (income) expense of real estate operations              (13)           421
                                                            -----------    -----------
                        Total noninterest expense                12,540         12,435

Income before income tax expense                                  6,584          5,371
Income tax expense                                                2,508          2,091
                                                            -----------    -----------
                        Net income                          $     4,076    $     3,280
                                                            ===========    ===========

Earnings per share:
         Basic                                              $      0.61    $      0.50
         Diluted                                            $      0.58    $      0.48

Weighted average shares outstanding:
         Basic                                                6,638,457      6,576,684
         Diluted                                              7,004,057      6,851,596


             See accompanying Notes to the Unaudited Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars In Thousands)

                                                                    (Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                  1998       1997
                                                               ---------   --------
Cash Flows From Operating Activities
Net income                                                     $  4,076    $  3,280
Adjustments to reconcile net income to net cash provided by
    operating activities
     Provision for possible loan losses                             251         500
     Depreciation                                                 1,081         958
     Amortization of premium on investment securities, net        1,044         644
     ESOP and restricted stock expenses                             507         348
     Increase in assets held for trading                           --           (10)
     Income from equity investment in partnerships                 --            (1)
     Gain on sale of loans                                         (255)       (106)
     Disbursements for mortgage loans held for sale             (30,355)    (15,101)
     Receipts from mortgage loans held for sale                  30,610      15,207
     Gain on sale of fixed assets and real estate                  --           (86)
     Changes in assets and liabilities:
         (Increase) decrease in other assets, net                (1,298)      1,355
         Decrease in accrued expenses and other liabilities       3,482       2,290
                                                               --------    --------
             Net cash provided by operating activities            9,143       9,278
                                                               --------    --------

Cash Flows From Investing Activities

    Proceeds from maturities and principal payments received
       on investment securities available for sale               76,685      33,653
    Purchase of investment securities available for sale        (72,005)    (87,096)
    Proceeds from maturities and principal payments received
       on investment securities held to maturity                 15,996      11,347
    Purchase of investment securities held to maturity          (36,621)     (7,264)
    Net increase in investments in real estate                       (6)       --
    Net increase in loans receivable                             (8,882)     (7,354)
    Net decrease in foreclosed real estate                          448         225
    Proceeds from sale of loans                                    --            89
    Proceeds from sale of fixed assets                             --            21
    Purchase of fixed assets                                     (2,244)     (1,282)
                                                               --------    --------
             Net cash used for investing activities             (26,629)    (57,661)
                                                               --------    --------

          See accompanying Notes to the Unaudited Financial Statements



                       SIS BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                             (Dollars In Thousands)

                                                                  (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                             ----------------------
                                                                1998        1997
                                                             ---------   ----------

Cash Flows from Financing Activities

  Net increase in deposits                                     42,104       37,034
  Net increase in borrowings                                   10,031       18,106
  Net increase in mortgagors' escrow deposits                   2,020        2,117
  Net proceeds from exercise of stock options                     126          175
  Repurchase/retirement of common stock                          --         (2,095)
  Cash dividends paid                                          (1,066)        (776)
                                                            ---------    ---------
        Net cash provided by financing activities              53,215       54,561
                                                            ---------    ---------

Increase in cash and cash equivalents                          35,729        6,178

Cash and cash equivalents, beginning of year                   67,614       68,090
                                                            ---------    ---------

Cash and cash equivalents, end of year                      $ 103,343    $  74,268
                                                            =========    =========


Supplemental disclosures of cash flow information:
     Cash paid during the year for interest to depositors
             and interest on debt                           $  14,710    $  13,777

     Income taxes paid                                      $   1,144    $     841

Non-cash investing activities:
     Transfers to foreclosed real estate, net               $      56    $    --




         See accompanying Notes to the Consolidated Financial Statements

                                                SIS BANCORP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For The Three Months Ended March 31, 1998 and 1997
                                                      (Dollars In Thousands)

                                                                                                Net unrealized
                                                                                                 gain (loss)
                                                                                                on investment
                                                                            Additional            securities  Treasury
                                                       Common    Unearned     Paid-In  Retained   available    Stock
                                                       Stock   Compensation   Capital  Earnings    for sale   at Cost     Total
                                                      -------  ------------ ---------- --------   ---------  --------   --------

Balance at December 31, 1997                           $   71     $(3,123)   $54,755   $75,153    $ 2,133    $(3,517)   $125,472
Net income                                               --          --         --       4,076       --         --         4,076
Cash dividends declared                                  --          --         --      (1,066)      --         --        (1,066)
Issuance of common stock in connection with employee
    and non-employee directors benefit programs          --          (459)      --        --         --          585         126
Decrease in unearned compensation                        --           194        313      --         --         --           507
Change in unrealized gain on investment
    securities available for sale                        --          --         --        --         (930)      --          (930)
                                                       ------     -------    -------   -------    -------    -------    --------
Balance at March 31, 1998                              $   71     $(3,388)   $55,068   $78,163    $ 1,203    $(2,932)   $128,185
                                                       ======     =======    =======   =======    =======    =======    ========


Balance at December 31, 1996                           $   71     $(3,693)   $53,836   $67,119    $ 1,453    $  --      $118,786
Net income                                               --          --         --       3,280       --         --         3,280
Cash dividends declared                                  --          --         --        (775)      --         --          (775)
Issuance of common stock in connection with employee
    and non-employee directors benefit programs          --           (98)        44      --         --          228         174
Decrease in unearned compensation                        --           167        181      --         --         --           348
Change in unrealized gain on investment
    securities available for sale                        --          --         --        --       (1,441)      --        (1,441)
Treasury stock purchased                                 --          --         --        --         --       (2,095)     (2,095)
                                                       ------     -------    -------   -------    -------    -------    --------
Balance at March 31, 1997                              $   71     $(3,624)   $54,061   $69,624    $    12    $(1,867)   $118,277
                                                       ======     =======    =======   =======    =======    =======    ========



          See accompanying Notes to the Unaudited Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

1. Acquisition of Glastonbury Bank & Trust Company
On August 18, 1997, the Company and Glastonbury Bank & Trust Company ("GBT") signed an Agreement and Plan of Reorganization, under which the Company acquired all of the outstanding shares of GBT (the "Merger"). The Merger was completed on December 17, 1997. As a result of the Merger, GBT became a wholly-owned subsidiary of the Company. The Merger resulted in the exchange of 0.74 of a share of the Company's common stock for each of GBT's 1,829,920 shares of common stock and was treated as a pooling of interests for accounting purposes. Accordingly, the Company's historical financial statements have been restated to reflect the combination with GBT.

2. Condensed Consolidated Financial Statements
The Condensed Consolidated Financial Statements of the Company included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in Condensed Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 1997. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three month interim period covered hereby are not necessarily indicative of the operating results for a full year.

3. New Accounting Pronouncements

In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income" which establishes standards for disclosure of comprehensive income. Comprehensive income represents net income for a period plus the change in equity of a business during a period from non-shareholder sources. Excluding net income, the Company's only other source of comprehensive income is its unrealized gain
(loss) on investment securities available for sale, net of tax. SFAS 130 requires the restatement of prior periods for comparative purposes. The Company adopted SFAS 130 on January 1, 1998. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $4.1 and $2.5 million, respectively.

In June 1997, the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report financial and descriptive information about operating segments. SFAS 131 defines an operating segment as components of an enterprise about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. The Company adopted SFAS 131 on January 1, 1998. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

In February 1998, the FASB issued SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106" (SFAS 132) which revises employers' disclosures about pension and other postretirement benefit plans, though it does not change the measurement or recognition of those plans. The Company adopted SFAS 132 effective January 1, 1998. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

4. Earnings Per Share
Basic and diluted net income per share and weighted average shares outstanding follow (dollars in thousands, except per share amounts):


                                                    (Unaudited)
                                                Three months ended
                                          --------------------------------
                                            March 31,            March 31,
                                              1998                 1997
                                          -----------          ----------
Net income
                                          $    4,076           $    3,280

Weighted average shares outstanding:
    Basic                                  6,638,457            6,576,684
         Effect of dilutive securities:
                Stock options                336,651              235,127
                Restricted stock              28,949               39,785
                                          ----------           ----------
    Diluted                                7,004,057            6,851,596
                                          ==========           ==========

Net income per share:
    Basic                                 $     0.61           $     0.50

    Diluted                               $     0.58           $     0.48



5. Dividend Policy
The Company paid cash dividends in the amount of $0.16 per share on February 23, 1998. On April 22, 1998 the Company declared a dividend of $0.16 per share payable on May 26, 1998 to shareholders of record as of the close of business on May 4, 1998.

6. Divestment Related Charges
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of its real estate investment and brokerage subsidiaries, Colebrook Inc. and subsidiaries ("Colebrook"). The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of March 31, 1998, approximately $0.1 million of expenses have been paid relating to the divestiture. This divestment is scheduled to be completed by June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             (DOLLARS IN THOUSANDS)

Overview
SIS Bancorp, Inc. (the "Company") is a Massachusetts corporation formed in 1996 and serves as the bank holding company for Springfield Institution for Savings ("SIS Bank"), and Glastonbury Bank & Trust Company ("GBT"). The Company was formed for the purpose of reorganizing SIS Bank into a holding company structure ("the Reorganization"). Upon the effectiveness of the Reorganization, SIS Bank became a wholly-owned subsidiary of the Company and SIS Bank's former stockholders became stockholders of the Company. The Company acquired GBT on December 17, 1997.

Established in 1827, SIS Bank is a Massachusetts chartered stock savings bank headquartered in Springfield, Massachusetts. GBT, with its headquarters located in Glastonbury, Connecticut, is a Connecticut chartered commercial bank founded in 1919. Substantially all of the Company's operations are conducted through its subsidiary banks.

The Company provides a wide variety of financial services through both SIS Bank and GBT (the "Banks"), including retail and commercial banking, residential mortgage origination and servicing, commercial and consumer lending, merchant processing and insurance sales. The Banks serve the consumers and businesses located in western Massachusetts and central Connecticut through a network of 33 full service branches.

The Company's revenues are derived principally from dividend payments received from the Banks, which in turn derive their revenues principally from interest payments on their loan portfolios and mortgage-backed and other investment securities. The Banks' primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.

Year 2000
During 1997, the Company conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company is addressing this issue in accordance with the guidance set forth in various statements that have been issued by the Federal Financial Institutions Examination Counsel. The Company has completed the remedial phases associated with awareness and assessment.

The Company has developed an implementation plan to resolve its Year 2000 issues. A timely resolution of the Year 2000 issues depends largely upon the expertise and advice of outside vendors retained by the Company to both modify the Company's existing software and develop new software to address current internal systems deficiencies. All of the Company's third party vendors with non-compliant systems have also been identified and notified. The Company is also preparing plans to test all modifications to critical internal systems and verify that critical third party vendors have adequately addressed their own systems issues. Test plans are scheduled to be completed by June 30, 1998 with the Company's internal systems testing to be completed by December 31, 1998 and external testing of third party vendor systems to be completed by March 31, 1999. Additionally, the Company is currently assessing the potential impact of Year 2000 on its larger commercial borrowers. The Company is presently unaware of any situation where any vendor will not be able to modify its products and systems in a timely manner. The Company is also monitored in its Year 2000 efforts by reports to, and examinations by, various regulators, including the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Massachusetts and Connecticut Commissioners of Banks.

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

Results of  Operations  for the Three  Months Ended March 31, 1998 and March 31,
1997

The Company reported net income of $4.1 million, or $0.58 per diluted share for the three months ended March 31, 1998 as compared to net income of $3.3 million, or $0.48 per diluted share for the same period last year. The Company experienced an increase in pre-tax operating earnings primarily attributable to increased net interest income and noninterest income as well as lower provisions for possible loan losses.

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

                                                                            Three Months Ended March 31,
                                                -----------------------------------------------------------------------------------
                                                                 1998                                          1997
                                                ----------------------------------------     --------------------------------------
                                                  Average                      Average          Average                  Average
                                                  Balance (3)   Interest (1)  Yield/Cost (1)    Balance   Interest (1) Yield/Cost(1)
                                                -------------  ------------- --------------  ------------ ------------ -------------
                                                                        (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term
investments                                      $   43,617   $      615         5.64%       $   26,498   $      295       4.45%
Investment securities held to maturity              203,385        3,472         6.83%          221,176        3,778       6.83%
Investment securities available for sale            552,713        8,660         6.27%          498,938        8,626       6.92%
Investment securites held for trading                  --           --            --                479            2       1.67%
Residential real estate loans                       272,174        5,415         7.96%          291,103        5,757       7.91%
Commercial real estate loans                        188,598        4,223         8.96%          168,419        3,832       9.10%
Commercial loans                                    217,274        4,644         8.55%          188,598        4,076       8.64%
Home equity loans                                   159,455        3,326         8.46%          119,950        2,373       8.02%
Consumer loans                                       12,443          293         9.42%            9,124          245      10.74%
                                                 ----------   ----------        -----        ----------   ----------      -----
Total interest-earning assets                     1,649,659       30,648         7.43%        1,524,285       28,984       7.61%

Allowance for loan losses                           (23,036)                                    (19,884)
Non-interest-earning assets                         120,672                                     111,427
                                                 ----------                                  ----------
                                                 $1,747,295   $   30,648                     $1,615,828   $   28,984
                                                 ==========   ==========                     ==========   ==========
Interest-bearing liabilities:
Deposits
  Savings accounts                               $  239,392   $    1,234         2.09%       $  257,140   $    1,478       2.33%
  NOW accounts (2)                                   40,027          152         1.54%           79,725          229       1.16%
  Money manager accounts (2)                         48,663          143         1.19%             --           --          --
  Money market accounts                             235,772        1,938         3.33%          205,236        1,677       3.31%
  Time deposit accounts                             539,236        7,110         5.35%          513,258        6,672       5.27%
                                                 ----------   ----------        -----        ----------   ----------      -----
Total interest-bearing deposits                   1,103,090       10,577         3.89%        1,055,359       10,056       3.86%

Borrowed funds                                      310,483        4,475         5.77%          279,007        3,856       5.53%
                                                 ----------   ----------        -----        ----------   ----------      -----
Total interest-bearing liabilities                1,413,573       15,052         4.32%        1,334,366       13,912       4.23%

Non-interest-bearing liabilities                    209,507                                     163,409
                                                 ----------                                  ----------
Total liabilities                                 1,623,080                                   1,497,775
Total stockholders' equity                          124,215                                     118,053
                                                 ----------                                  ----------
    Total liabilities and stockholders'equity    $1,747,295   $   15,052                     $1,615,828   $   13,912
                                                 ==========   ==========                     ==========   ==========

Net interest income/spread                                    $   15,596         3.11%                    $   15,072       3.38%
                                                              ==========        =====                     ==========      =====

Net interest margin as a % of interest-
earning assets                                                                   3.78%                                     3.96%
                                                                                ======                                    =====
Tax equivalent adjustment
                                                              $      197                                  $      159
                                                              ----------                                  ----------
Net interest income/spread per Condensed Consolidated
Statement of Operations                                       $   15,399                                  $   14,913
                                                              ==========                                  ==========

(1)  On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 34% for 1998 and 1997.
(2)  During July 1997,  the Company  implemented a program which  converted  certain NOW accounts to money  manager  accounts.  This program has no effect on the Company's depositors, but has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.
(3)  A  reclassification  of some savings  accounts to money market  accounts  affecting  average  balance  outstanding  was made in connection with the GBT acquisition.

Net interest income on a fully taxable equivalent basis for the three months ended March 31, 1998 was $15.6 million compared to $15.1 million for the three months ended March 31, 1997, an increase of $0.5 million or 3.5%. This increase was the result of a $125.4 million increase in interest-earning assets partially offset by an 18 basis point decrease in the net interest margin.

Total interest income was $30.6 million on a fully taxable equivalent basis for the three months ended March 31, 1998, an increase of $1.7 million or 5.7% from the same period last year. This increase is attributable to higher levels of interest-earning assets, partially offset by lower yields on interest-earning assets. Average interest-earning assets totaled $1.6 billion in the first quarter of 1998 compared to $1.5 billion in the first quarter of 1997, an increase of $125.4 million or 8.2%. Average investments increased $35.5 million or 4.9% and were funded by higher deposit levels and borrowed funds. Average loans increased $72.8 million as the Company continued to focus on the commercial and home equity market segments, which grew by $28.7 million or 15.2% and $39.5 million or 32.9%, respectively. Commercial real estate loans increased $20.2 million or 12.0% reflecting growth in commercial construction lending. Residential real estate loan balances declined $18.9 million or 6.5% for the three months ended March 31, 1998, reflecting amortization and prepayments of the existing loan portfolio. Yields on interest-earning assets declined 18 basis points from the first quarter of 1997 primarily reflecting lower level of interest rates as well as accelerated amortization and prepayments of mortgage-backed securities and residential real estate loans. Accelerated prepayment speeds were the result of lower long-term interest rates which significantly increased refinancing activity.

Total interest expense was $15.1 million for the three months ended March 31, 1998 compared to $13.9 million during the same period in 1997, an increase of $1.1 million or 8.2%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits increased $47.7 million or 4.5%. This growth occurred primarily in time deposits which increased $26.0 million or 5.1% largely due to growth in time deposits with local municipalities. Borrowed funds averaged $310.5 million for the three months ended March 31, 1998 compared to $279.0 million for the same period in 1997. These borrowings were used to match fund fixed rate assets and to extend the maturity of the Company's liabilities.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                               Three months ended March 31,
                                                     1998 versus 1997
                                             ---------------------------------
                                                Increase (Decrease) Due to
                                             ---------------------------------
                                               Volume       Rate      Net
                                             --------   ---------- ---------
                                                  (Dollars In Thousands)
Interest-earning assets:
  Federal funds sold and
     interest bearing deposits               $   222    $    80    $   302
  Investment securities held to maturity        (304)        (2)      (306)
  Investment securities available for sale       885       (833)        52
  Investment securities held for trading
                                                  (2)        --         (2)
  Residential real estate loans                 (375)        33       (342)
  Commercial real estate loans                   455        (64)       391
  Commercial loans                               616        (48)       568
  Home equity loans                              803        150        953
  Consumer loans                                  84        (36)        48
                                             -------    -------    -------
Total interest-earning assets                  2,384       (720)     1,664
                                             -------    -------    -------
Interest-bearing liabilities:
Deposits:
  Savings accounts                               (97)      (147)      (244)
  NOW accounts                                  (132)        55        (77)
  Money manager account                           72         71        143
  Money market accounts                          250         11        261
  Time deposit accounts                          340         98        438
                                             -------    -------    -------
Total deposits                                   433         88        521

Borrowed funds                                   444        175        619
                                             -------    -------    -------
Total interest-bearing liabilities               877        263      1,140
                                             -------    -------    -------
Change in net interest income                $ 1,507    $  (983)   $   524
                                             =======    =======    =======

Provision for Possible Loan Losses
The Company's provision for possible loan losses was $0.3 million for the first quarter of 1998 compared to $0.5 million in the first quarter of 1997. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate.

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:

                                                    Three months ended
                                                        March 31,
                                                ------------------------
                                                  1998           1997
                                                --------        -------
                                                  (Dollars in Thousands)
Net gain on sale of loans                       $   255         $   106
Net loss on securities held for trading            --               (11)
Loan charges and fees                               745             745
Deposit related fees                              1,889           1,763
Merchant processing fees                            438             367
Other charges and fees                              649             423
                                                -------         -------
                                                $ 3,976         $ 3,393
                                                =======         =======

Non-interest income totaled $4.0 million for the first quarter of 1998 compared to $3.4 million for the same period in 1997, an increase of $0.6 million or 17.2%. Other charges and fees are up $0.2 million due to increases in brokerage service fees as well as fees associated with Business Manager, a commercial cash management product introduced by the Company in 1997, which involves the funding and management of accounts receivable for small-to-medium-sized business customers. Net gain on sale of loans increased $0.1 million due to an increase in mortgage production and the sale of loans to the secondary market. Deposit service charges and fees increased $0.1 million due to fees associated with the Company's larger non-interest bearing deposit base. Merchant processing fees increased $0.1 million reflecting increased merchant activity.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $6.2 million for the first quarter of 1998 compared to $5.9 million for the same period in 1997, an increase of $0.3 million reflecting standard wage increases as well as increased staffing related to new branch openings and branch-related support.

Furniture and Equipment Expense
Furniture and equipment expense increased $0.2 million reflecting new branch openings as well as investments in new technology.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:
                                            Three months ended
                                                 March 31,
                                      ------------------------------
                                        1998                  1997
                                      ---------            ---------
                                           (Dollars in Thousands)
Marketing                             $  560                 $  640
Insurance                                152                    189
Professional services                    670                    856
Outside processing                     1,287                  1,185
Other                                  1,412                  1,331
                                      ------                 ------
                                      $4,081                 $4,201
                                      ======                 ======

Other operating expenses totaled $4.1 million for the first quarter of 1998 compared to $4.2 million for the first quarter of 1997, a decrease of $0.1 million. Professional services decreased $0.2 million due to lower levels of legal and consulting expenses. Both outside processing charges and other operating expenses increased $0.1 million from the comparable period, reflecting costs associated with higher transaction and account volume resulting from the Company's consumer strategy.

Foreclosed Real Estate Expense
Foreclosed real estate expense reflects gains or losses on sales, writedowns and net operating results of foreclosed properties. Foreclosed real estate expense was $0.1 million for the first quarter of 1998 compared to income of $0.1 million for the first quarter of 1997. The results in the first quarter of 1997 reflect $0.1 million in gains on the sale of foreclosed properties compared to losses and writedowns of $0.1 million in foreclosed properties in the first quarter of 1998.

Net Expense of Real Estate Operations
The Company's real estate investment and brokerage subsidiary, Colebrook engages in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with FDICIA, the Company has terminated its real estate development activities and is in the process of selling its remaining real estate investments. Net expense of real estate operations for the first quarter of 1998 were zero compared to expense of $0.4 million for the same period in 1997. In the first quarter of 1997 the Company recognized a $0.6 million gain on the sale of a real estate property which was offset by the establishment of a reserve of $1.0 million relating to the divestment of
Colebrook. The $1.0 million reserve consists of $0.7 million in severance and benefit accruals and $0.3 million for other expenses. As of March 31, 1998, approximately $0.1 million of expenses have been paid relating to the divestiture. This divestment is scheduled to be completed by June 30, 1998.

Income Taxes
For the three months ended March 31, 1998 the Company recorded income tax expense of $2.5 million compared to expense of $2.1 million for the three months ended March 31, 1997. This increase is attributable to a 22.6% increase in pre-tax earnings.

Balance Sheet Analysis - Comparison Of March 31, 1998 To December 31, 1997

Total assets increased from $1.7 billion at December 31, 1997 to $1.8 billion at March 31, 1998. This increase primarily reflects growth in investment securities and loans funded through an increase in deposits and wholesale borrowings.

Investments
The Company's investment portfolio increased $13.2 million from $769.1 million at December 31, 1997 to $782.4 million at March 31, 1998.

The Company engages in investment activities for both investment and liquidity purposes. The Company maintains an investment securities portfolio which consists primarily of U.S. Government and Agency securities, corporate obligations, asset-backed securities, collateralized mortgage obligations, FHLB stock, and marketable equity securities. Other short-term investments held by the Company periodically include interest-bearing deposits and federal funds sold. The Company also maintains a mortgage-backed securities portfolio consisting of securities issued and guaranteed by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") in addition to publicly traded mortgage-backed securities issued by private financial intermediaries which are rated "AA" or higher by rating agencies of national prominence.

Securities which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost, while those securities which have been identified as assets that may be sold prior to maturity or assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as accumulated other comprehensive income as a separate component of stockholders' equity.

The table below sets forth certain information regarding the amortized cost and fair value of the Company's investment portfolio at the dates indicated.

                                                                    March 31, 1998
                                              ----------------------------------------------------------
                                                   Available for Sale              Held to Maturity
                                              --------------------------       -------------------------
                                                                   (Dollars In Thousands)
                                              Amortized                       Amortized
                                                Cost          Fair Value        Cost          Fair Value
                                              ---------       ----------      ---------       ----------
U.S. Government and Agency obligations        $  7,603        $  7,608        $    900        $    897
Collateralized mortgage obligations             46,673          46,745          10,772          10,820
Mortgage-backed securities                     466,845         466,972         143,751         143,899
Asset-backed securities                           --              --            57,745          57,904
Other bonds and short term obligations           8,967           9,287             340             341
Other securities                                36,913          38,241            --              --
                                              --------        --------        --------        --------
    Total                                     $567,001        $568,853        $213,508        $213,861
                                              ========        ========        ========        ========

                                                                  December 31, 1997
                                              ----------------------------------------------------------
                                                   Available for Sale              Held to Maturity
                                              --------------------------       -------------------------
                                                                   (Dollars In Thousands)
                                              Amortized                       Amortized
                                                Cost          Fair Value        Cost          Fair Value
                                              ---------       ----------      ---------       ----------

U.S. Government and Agency obligations        $ 15,608        $ 15,636        $  2,400        $  2,391
Collateralized mortgage obligations             51,273          51,415           2,934           2,953
Mortgage-backed securities                     458,659         460,478         141,282         141,563
Asset-backed securities                           --              --            46,046          46,143
Other bonds and short term obligations           8,966           9,355             345             346
Other securities                                38,128          39,224            --              --
                                              --------        --------        --------        --------
    Total                                     $572,634        $576,108        $193,007        $193,396
                                              ========        ========        ========        ========

Loan Portfolio Composition
Gross loans comprised $858.4 million or 47.9% of total assets as of March 31, 1998. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at March 31, 1998 and at December 31, 1997.

                                            March 31, 1998            December 31, 1997
                                     -------------------------   -----------------------
                                                   Percent of                 Percent of
                                       Amount         Total         Amount      Total
                                     ----------    -----------   -----------  ----------
                                                   (Dollars In Thousands)

Residential real estate loans         $277,226       32.29%      $281,457       33.13%
Commercial real estate loans           188,273       21.93%       185,226       21.80%
Commercial loans                       221,877       25.85%       212,869       25.06%
Home equity loans                      158,971       18.52%       158,753       18.69%
Consumer loans                          12,066        1.41%        11,189        1.32%
                                      --------      ------       --------      ------
   Total loans receivable, gross       858,413      100.00%       849,494      100.00%
                                      --------      ------       --------      ------
Less:
Unearned income and fees                (2,162)                    (1,991)
Allowance for loan losses               23,239                     22,724
                                      --------                   --------
   Total loans receivable, net        $837,336                   $828,761
                                      ========                   ========

The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. During the three months ended March 31, 1998, the Company experienced an increase in prepayments in its adjustable rate mortgage portfolio. These prepayments offset new originations and resulted in a $4.2 million decrease in residential real estate balances between December 31, 1997 and March 31, 1998.

During the three months ended March 31, 1998, commercial loan balances increased $9.0 million, reflecting the Company's continued focus on lending activities in the local business market. During this same period commercial real estate loan balances increased $3.0 million primarily due to new originations, partially offset by prepayments.

Non-performing Assets
Non-performing assets declined slightly from $8.1 million at December 31, 1997 to $7.7 million at March 31, 1998. The following table sets forth information regarding the components of non-performing assets for the periods presented:

                                            March 31,      December 31,
                                              1998           1997
                                           ----------     ------------
                                            (Dollars In Thousands)
Non-accrual loans (1):
   Residential real estate loans            $1,446          $1,211
   Commercial real estate loans              1,539           1,542
   Commercial loans                          2,391           2,414
   Home equity loans                           214             181
   Consumer loans                               15               4
                                            ------          ------
   Total non-accrual loans                   5,605           5,352
                                            ------          ------

Loans past due 90 days still accruing (2)      183             431
                                            ------          ------
   Total non-performing loans                5,788           5,783
Foreclosed real estate (3)                     817           1,209
Restructured loans on accrual status (4)     1,120           1,124
                                            ------          ------
   Total non-performing assets              $7,725          $8,116
                                            ======          ======
Total non-performing loans to total
   gross loans                                0.67%           0.68%

Total non-performing assets to total
   assets                                     0.43%           0.47%

Allowance for possible losses to
   non-performing loans                     401.50%         392.94%


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

The principal amount of non-performing loans aggregated $5.8 million at both March 31, 1998 and December 31, 1997. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $0.2 million and $0.1 million for the three months ended March 31, 1998 and 1997, respectively. Interest income recorded on these loans for the three months ended March 31, 1998 and 1997 was $0.1 million and $0.1 million, respectively.

The principal amount of restructured loans aggregated $1.1 million at both March 31, 1998 and December 31, 1997. Interest income that would have been recorded if the loans had been performing within their original terms aggregated $27 thousand and $62 thousand for the periods ended March 31, 1998 and 1997, respectively. Interest income recorded on these loans amounted to $38 thousand and $27 thousand for the three months ended March 31, 1998 and 1997, respectively.

Watch List Loans
The Company maintains a "watch list" of loans, which represents performing loans that have potential weaknesses that require Management's attention. These potential weaknesses may stem from a variety of factors including, among other things, economic or market conditions, adverse conditions in the obligor's operations or financial condition weaknesses. Watch list loans totaled $18.2 million and $24.1 million at March 31, 1998 and December 31, 1997, respectively.

Classified Loans
The Company's Credit Grade Policy (the "Policy") provides for the classification of loans considered to be of lesser quality as "substandard", "doubtful", or "loss" loans. A loan is considered substandard under the Company's Policy if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Loans classified as doubtful, of which the Company has none, have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "improbable." Loans characterized as loss, of which the Company has none, are those considered "uncollectible" and of such little value that their continuance as bankable assets is not warranted. Classified loans, all of which are categorized substandard, totaled $9.6 million and $6.2 million at March 31, 1998 and December 31, 1997, respectively. Included in these amounts are $5.6 million and $5.4 million of loans which have been reported as non-performing assets at March 31, 1998 and December 31, 1997, respectively.

Allowance for Possible Loan Losses
The allowance for possible loan losses reflects an amount that, in management's judgment, is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies. The allowance for possible loan losses at March 31, 1998 was $23.2 million, compared to $20.3 million at March 31, 1997. The activity in the allowance for possible loan losses for the three months ended March 31, 1998 and 1997 was as follows:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                            1998                  1997
                                                                         ----------            ----------
                                                                                (Dollars In Thousands)

Balance, beginning of period                                              $ 22,724              $ 19,549
Provision for loan losses                                                      251                   500
Charge-offs:
  Residential real estate loans                                                (30)                   (3)
  Commercial real estate loans                                                  (1)                 --
  Commercial loans                                                             (82)                 (128)
  Home equity loans                                                             (9)                  (15)
  Consumer loans                                                               (67)                  (44)
  Merchant processing                                                          (51)                  (32)
                                                                          --------              --------
    Total charge-offs                                                         (240)                 (222)
Recoveries:
  Residential real estate loans                                               --                       1
  Commercial real estate loans                                                 443                   426
  Commercial loans                                                              51                    67
  Home equity loans                                                              1                     5
  Consumer loans                                                                 9                    11
  Merchant processing                                                         --                    --
                                                                          --------              --------
    Total recoveries                                                           504                   510
                                                                          --------              --------
Net recoveries (charge-offs)                                                   264                   288
Balance, end of period                                                    $ 23,239              $ 20,337
                                                                          ========              ========

Ratio of net loan recoveries (charge-offs) during the period to
    average loans outstanding during the period                               0.03%                 0.04%
Ratio of allowance for possible loan losses to total loans
    at the end of the period                                                  2.71%                 2.60%
Ratio of allowance for possible loan losses to non-performing
    loans at the end of the period                                          401.50%               275.94%

At March 31, 1998, the recorded investment in loans that are considered impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan" was $9.3 million. Included in this amount is $0.9 million of impaired loans for which the related SFAS 114 allowance is $0.2 million and $8.4 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the three months ended March 31, 1998 was approximately $7.6 million. For the three month period ended March 31, 1998, the Company recognized interest income on these impaired loans of $0.1 million.

The following table shows the allocation of the allowance for possible loan losses to the various types of loans as well as the percentage of allowance for possible loan losses in each category to total allowance for possible loan loss.

                                                   March 31, 1998                    December 31, 1997
                                          -----------------------------        ---------------------------
                                                             % of                                % of
                                                             Total                               Total
                                                         Allowance for                       Allowance for
                                            Amount        Loan Losses           Amount        Loan Losses
                                          ----------    ---------------        ---------     -------------
                                                              (Dollars In Thousands)
Residential real estate loans              $ 3,096           13.32%            $ 3,664           16.12%
Commercial real estate loans                 6,395           27.52%              5,632           24.78%
Commercial loans                             8,265           35.57%              8,328           36.65%
Home equity loans                            3,066           13.19%              3,183           14.01%
Consumer loans                               1,231            5.30%              1,274            5.61%
Merchant processing                          1,186            5.10%                643            2.83%
                                           -------          ------             -------          ------
Total allowance for possible loan losses   $23,239          100.00%            $22,724          100.00%
                                           =======          ======             =======          ======

Deposit Distribution
The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at March 31, 1998 or December 31, 1997. The Company's deposits consist of demand and NOW accounts, money manager accounts, passbook and statement savings accounts, money market accounts and time deposits. The following table presents the composition of deposits at the dates indicated:

                                    March 31, 1998         December 31, 1997
                             ------------------------   ----------------------
                                              Percent                Percent
                                                of                     of
                                Amount        Total        Amount     Total
                             -----------    ---------   ----------  ---------
                                        (Dollars In Thousands)
Demand deposits              $  177,258       13.54%    $  171,343    13.52%
NOW accounts                     50,562        3.86%        51,412     4.06%
Money manager accounts (1)       46,230        3.53%        39,447     3.11%
Savings accounts                219,232       16.74%       263,449    20.79%
Money market accounts           259,172       19.79%       211,286    16.67%
Time deposits                   556,948       42.54%       530,361    41.85%
                             ----------      ------     ----------   ------
   Total deposits            $1,309,402      100.00%    $1,267,298   100.00%
                             ==========      ======     ==========   ======

(1) Money manager accounts represent NOW account balances which have been transferred to money market accounts to provide additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston. This program has no effect on the Company's depositors.

Total deposits were $1.3 billion at both March 31, 1998 and December 31, 1997. Deposits increased $42.1 million with growth occurring primarily in demand deposits, money manager accounts and time deposits. The $44.2 million decrease in savings accounts is offset by a comparable increase in money market accounts, which is attributable to the conversion of some savings accounts in connection with the GBT acquisition. Demand deposits increased $5.9 million, as customers continue to take advantage of free checking accounts offered as a result of the Company's consumer deposit strategy to attract and retain core deposits, which provide the Company with a lower cost source of funds. The $26.6 million increase in time deposits is primarily attributable to growth in deposits with local municipalities.

Borrowings
Borrowings consist of FHLB advances, securities sold under agreements to repurchase, and loans payable related to the Company's ESOP. The Company generally uses borrowings to fund loan growth and to leverage a portion of its capital position. Borrowings increased $10.0 million from $300.0 million at December 31, 1997 to $310.0 million at March 31, 1998 reflecting a portion of the funding for the growth in loans and investments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total average assets. Management believes, as of March 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

Under the FDIC's  regulatory  framework for prompt corrective  action,  both SIS
Bank and GBT are  considered  well  capitalized  as of  March  31,  1998.  To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of March 31, 1998 the Company also qualified as well capitalized under the applicable Federal Reserve Board regulations.

The actual capital amounts and ratios for the Company, SIS Bank and GBT are presented in the table below, no deductions were made from capital for interest-rate risk.

                                                                         Minimum                 Minimum
                                                                       Requirements            Requirements
                                                                        For Capital            To Qualify As
                                                 Actual              Adequacy Purposes       Well Capitalized
                                         -----------------------  ----------------------  ----------------------
                                            Amount       Ratio       Amount       Ratio    Amount         Ratio
                                         ----------    ---------  ----------    -------  ----------     --------
                                                              (Dollars In Thousands)

As of March 31, 1998:

Tier I Capital (to Average Assets)
   Company                                 $126,978      7.3%      $ 69,892      4.0%        N/A
   SIS Bank                                $107,134      7.2%      $ 59,301      4.0%      $ 74,126       5.0%
   GBT                                     $ 17,610      6.7%      $ 10,570      4.0%      $ 13,212       5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $126,978     11.5%      $ 44,173      4.0%      $ 66,259       6.0%
   SIS Bank                                $107,134     11.7%      $ 36,495      4.0%      $ 54,743       6.0%
   GBT                                     $ 17,610      9.2%      $  7,668      4.0%      $ 11,502       6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $140,888     12.8%      $ 88,346      8.0%      $110,432      10.0%
   SIS Bank                                $118,632     13.0%      $ 72,991      8.0%      $ 91,238      10.0%
   GBT                                     $ 20,022     10.4%      $ 15,336      8.0%      $ 19,170      10.0%

As of December 31, 1997:

Tier I Capital (to Average Assets)
   Company                                 $123,340      7.2%      $ 68,834      4.0%         N/A
   SIS Bank                                $103,780      7.1%      $ 58,358      4.0%      $ 72,947       5.0%
   GBT                                     $ 17,291      6.6%      $ 10,422      4.0%      $ 13,028       5.0%

Tier I Capital (to Risk Weighted Assets)
   Company                                 $123,340     11.9%      $ 41,568      4.0%      $ 62,352       6.0%
   SIS Bank                                $103,780     11.9%      $ 35,044      4.0%      $ 52,565       6.0%
   GBT                                     $ 17,291     10.6%      $  6,507      4.0%      $  9,761       6.0%

Total Capital (to Risk Weighted Assets)
   Company                                 $136,438     13.1%      $ 83,137      8.0%      $103,921      10.0%
   SIS Bank                                $114,825     13.1%      $ 70,087      8.0%      $ 87,609      10.0%
   GBT                                     $ 19,344     11.9%      $ 13,014      8.0%      $ 16,268      10.0%

Interest Rate Risk Management
Using management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was liability sensitive by $62.7 million or 3.49% of total assets at March 31, 1998. The following table sets forth the amounts of assets and liabilities outstanding at March 31, 1998, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable, however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes the assumptions used in creating this table.

                                                                              GAP Position
                                                                            At March 31, 1998
                                                ---------------------------------------------------------------------------
                                                                More than six
                                                 Less than     months less
                                                 six months    than one year    1 - 5 Years     Over 5 Yrs        TOTAL
                                                -------------  --------------- -------------  -------------  --------------
                                                                      (Dollars In Thousands)
Assets:
Federal funds sold and
   interest bearing deposits                    $   54,458        $     --      $     --        $     --          $   54,458
Investment securities                              274,982           181,129       269,102          57,148           782,361
Residential real estate loans                       86,785            46,597       112,142          30,427           275,951
Commercial real estate loans                        51,390            18,634       104,141          12,803           186,968
Commercial loans                                    90,438            12,468       100,437          16,698           220,041
Home equity loans                                  119,655             2,388        22,502          15,799           160,344
Consumer loans                                       6,460               630         4,679             258            12,027
Other assets                                          --                --            --           101,818           101,818
                                                ----------        ----------    ----------      ----------        ----------
Total assets                                    $  684,168        $  261,846    $  613,003      $  234,951        $1,793,968
                                                ==========        ==========    ==========      ==========        ==========

Liabilities & stockholders' equity:
Savings accounts                                $   32,904        $   32,904    $  153,424      $     --          $  219,232
NOW accounts                                        14,518            14,518        67,756            --              96,792
Money market accounts                               77,752            77,752       103,668            --             259,172
Time deposits                                      302,492           189,293        65,163            --             556,948
Borrowed funds                                     161,613            34,120       114,210            --             309,943
Other liabilities & stockholders' equity            35,418            35,418       106,254         174,791           351,881
                                                ----------        ----------    ----------      ----------        ----------
Total liabilities & stockholders' equity        $  624,697        $  384,005    $  610,475      $  174,791        $1,793,968
                                                ==========        ==========    ==========      ==========        ==========

Period GAP position                             $   59,471        $ (122,159)   $    2,528      $   60,160
Net period GAP as a percentage of total assets        3.32%            (6.81%)        0.14%           3.35%
Cumulative GAP                                     $59,471        $  (62,688)   $  (60,160)            --
Cumulative GAP as a percentage of total
   assets                                             3.32%            (3.49%)       (3.35%)           --
Cumulative GAP as a percentage of total
   interest-earning assets                            3.51%            (3.70%)       (3.56%)           --
Cumulative interest-earning assets as a
   percentage of cumulative interest-bearing
   liabilities                                      116.10%           100.87%       108.11%         117.34%

For purposes of the above interest sensitivity analysis:

     Residential  loans held for sale at March 31, 1998 totaling $15.9 million are in the less than six month  interest  sensitivity period.

     Fixed rate assets are scheduled by contractual  maturity and adjustable rate assets are scheduled by their next repricing date.
     In both cases, assets that have prepayment optionality are adjusted for the Company's estimate of prepayments.

     Loans do not include non-accrual loans of $5.6 million.

     Loans do not include the allowance for loan loss of $23.2 million.

     In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current  interest  rate  environment  and the  Company's  historical  experience.  Management  reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.

          -    Savings accounts are assumed to decay at an annual rate of 30%.
          -    NOW accounts are assumed to decay at an annual rate of 30%.
          -    Money market accounts are assumed to decay at an annual rate of 60%.
          -    Non-interest  bearing  accounts of $177.3  million are included in other  liabilities  and are assumed to decay at an annual rate of 40%.

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

Market Risk
As a financial institution, the Company's chief market risk is interest rate risk. The Company has no exposure to foreign currency or commodity prices. Its exposure to equity prices is limited to marketable equity securities contained within its available for sale investment portfolio. At March 31, 1998 the Company did not have a trading portfolio.

Interest rate risk is the sensitivity of income to variations in interest rates over defined time horizons. The primary goal of interest rate risk management is to control this risk within limits and guidelines approved by the Company's Asset/Liability Committee (ALCO). These limits and guidelines reflect the Company's tolerance for interest rate risk.

The Company attempts to control interest rate risk by identifying exposures, quantifying them, and identifying their impact on income. The Company quantifies its interest rate risk exposures using simulation models as well as gap analyses. The Company manages its interest rate exposures using a combination of on-balance sheet instruments, consisting principally of fixed and variable rate securities, deposit pricing and FHLB borrowings. See the GAP Position analysis under this Item 2 and the notes to the Consolidated Financial Statements under
Item 8 in the Company's Form 10-K for the year ended December 31, 1997 for further information regarding market risk of these instruments.

At March 31, 1998 and December 31, 1997, the Company had no outstanding exposures to off-balance sheet interest rate instruments such as swaps, forwards or futures. GBT held derivative financial instruments during 1997. However, in December, 1997 concurrent with the acquisition of GBT, the Company sold its position in these instruments. At March 31, 1998 and December 31, 1997 the Company held no derivative financial instruments.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Default upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      On May 7, 1998, the Annual Meeting of the  Stockholders of SIS Bancorp,
         Inc.  was  held  at  the  Springfield   Sheraton  Hotel,   Springfield,
         Massachusetts.

(b)      Directors elected at the Annual Meeting     (Term to Expire in 2001)
              Charles L. Johnson
                  Consultant- Associated Energy Managers,
                  Investment Management Firm
              F. William Marshall, Jr.
                  President and Chief Executive Officer, SIS Bancorp, Inc. and SIS Bank

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

         Continuing Directors:  (Term to Expire in 2000)
              Sister Mary Caritas, S.P.
                  Retired; former President and Chief Executive Officer of Mercy Hospital
              John M. Naughton
                  Retired, former Executive Vice President, Massachusetts Mutual Life Insurance Co.
              Ronald E. Bourbeau
                  Owner, Yankee Boat Yard & Marina, Inc.; Treasurer, Northeast Yacht Sales

(c) The matters voted on at the meeting and the results of such voting were as follows:

          1. To elect two Directors for a three-year term ending in the Year 2001 (Proposal 1);

                                    Votes For (shares)   Votes Withheld (shares)
               Charles L. Johnson        5,974,045             36,704
               F. William Marshall, Jr.  5,994,304             16,445

          2. To approve and adopt the Amended and Restated SIS Bancorp, Inc. Stock Option Plan, as more fully described in the Proxy statement for the meeting

          Votes For (shares)     Votes Against (shares)      Votes Abstained (shares)     Broker Non-Votes (shares)
                 4,271,816          1,676,902                         62,031                            --

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
         10.   Material Contracts

         10 (g) SIS Bancorp, Inc. Stock Option Plan amended and restated as of March 1, 1998- Incorporated by reference to Exhibit A to the definitive Proxy Statement and Notice of Meeting filed as Schedule 14A with the SEC on March 31, 1998.

(b)      Reports on Form 8-K
         On February 13, 1998, the Company filed a Form 8-K for reporting the results of the combined financial operations for the Company and its subsidiaries, including Glastonbury Bank & Trust Company, for the month ended January 31, 1998.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SIS BANCORP, INC.
                                       (Registrant)


May 14, 1998                          /s/  F. William Marshall, Jr.
Date                                  F. William Marshall, Jr.
                                      President and Chief Executive Officer




May 14, 1998                          /s/ John F. Treanor
Date                                  John F. Treanor
                                      Executive Vice President, Chief Operating
                                      Officer and Chief Financial Officer