Form 10-Q
period 1998-06-30
SIS BANCORP INC
filed 1998-08-14
CIK 1013049

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/98

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 7,017,235 shares as of August 6, 1998.

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

                       SIS BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                            PAGE
                                                                             NO.

   PART I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet
   at June 30, 1998 and December 31, 1997..................................  1

   Condensed Consolidated Statement of Operations for the
   three and six months ended June 30, 1998 and 1997.......................  2

   Condensed Consolidated Statement of Cash Flows for the
   six months ended June 30, 1998 and 1997.................................  3

   Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the six months ended June 30, 1998 and 1997.........................  5

   Notes to the Unaudited Financial Statements.............................  6


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............  8


   PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings........................................... 28

   Item 2.     Changes in ecurities........................................ 28

   Item 3.     Default upon Senior ecurities............................... 28

   Item 4.     Submission of Matters to a Vote of Security olders.......... 28

   Item 5.     Other Information........................................... 28

   Item 6.     Exhibits and Reports on Form -K............................. 28


SIGNATURES................................................................. 29

                                   SIS BANCORP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                         (Dollars In Thousands)

                                                                             (Unaudited)
                                                                               June 30,     December 31,
                                                                                1998           1997
                                                                            ------------   -------------

ASSETS

Cash and due from banks                                                     $    56,578    $    50,297
Federal funds sold and short term investments                                    42,765         17,317
Investment securities available for sale                                        566,945        576,108
Investment securities held to maturity (fair value: $234,404
  at June 30, 1998 and $193,396 at December 31, 1997)                           233,767        193,007
Loans receivable, net of allowance for possible losses
  ($23,482 at June 30, 1998 and $22,724 at December 31, 1997)                   870,145        828,761
Accrued interest and dividends receivable                                        11,220         10,749
Investments in real estate and real estate partnerships                           2,425          2,903
Foreclosed real estate, net                                                         841          1,209
Bank premises, furniture and fixtures, net                                       37,541         35,843
Other assets                                                                     19,435         17,424
                                                                            -----------    -----------
    Total assets                                                            $ 1,841,662    $ 1,733,618
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $ 1,326,895    $ 1,267,298
Federal Home Loan Bank advances                                                 202,452        184,121
Securities sold under agreements to repurchase                                  131,276        113,299
Loans payable                                                                     2,314          2,492
Mortgage escrow deposits                                                          6,501          5,642
Accrued expenses and other liabilities                                           40,687         35,294
                                                                            -----------    -----------
    Total liabilities                                                         1,710,125      1,608,146
                                                                            -----------    -----------

Commitments and contingent liabilities                                             --             --

Stockholders' equity:
Preferred stock ($.01 par value; 5,000,000 shares
   authorized: no shares issued and outstanding)                                   --             --
Common stock ($.01 par value; 25,000,000 shares authorized; shares issued: 7,059,974 at June 30, 1998 and 7,081,187 at December 31, 1997;
   shares outstanding: 6,961,724 at June 30, 1998 and 6,947,787 at
   December 31, 1997)                                                                71             71
Unearned compensation                                                            (2,943)        (3,123)
Additional paid-in capital                                                       54,473         54,755
Retained earnings                                                                81,321         75,153
Accumulated other comprehensive income -
   net unrealized gain on investment securities available for sale                1,205          2,133
Treasury stock, at cost (98,250 and 133,400 shares at June 30, 1998 and
   December 31, 1997, respectively)                                              (2,590)        (3,517)
                                                                            -----------    -----------
    Total stockholders' equity                                                  131,537        125,472
                                                                            -----------    -----------
Total liabilities and stockholders' equity                                  $ 1,841,662    $ 1,733,618
                                                                            ===========    ===========

                      See accompanying Notes to the Unaudited Financial Statements

                                        SIS BANCORP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Dollars In Thousands Except Per Share Amounts)

                                                               (Unaudited)                     (Unaudited)
                                                            Three Months Ended              Six Months Ended
                                                        --------------------------    --------------------------
                                                         June 30,        June 30,       June 30,       June 30,
                                                           1998            1997           1998           1997
                                                        -----------    -----------    -----------    -----------
Interest and dividend income:
    Loans                                               $    18,128    $    16,694    $    36,029    $    32,942
    Investment securities available for sale                  8,424          9,184         16,941         17,686
    Investment securities held to maturity                    3,694          3,691          7,166          7,469
    Investment securities held for trading                     --                3           --                5
    Federal funds sold and short term investments               530            134          1,091            429
                                                        -----------    -----------    -----------    -----------
          Total interest and dividend income                 30,776         29,706         61,227         58,531
                                                        -----------    -----------    -----------    -----------
Interest expense:
    Deposits                                                 10,992         10,294         21,569         20,350
    Borrowings                                                4,547          4,348          9,022          8,204
                                                        -----------    -----------    -----------    -----------
          Total interest expense                             15,539         14,642         30,591         28,554
                                                        -----------    -----------    -----------    -----------
Net interest and dividend income                             15,237         15,064         30,636         29,977
Less: Provision for possible loan losses                        252            465            503            965
                                                        -----------    -----------    -----------    -----------
Net interest and dividend income after provision
    for possible loan losses                                 14,985         14,599         30,133         29,012

Noninterest income:
    Net gain on sale of loans                                   369             86            624            192
    Net gain on sale of securities available for sale             2             60              2             60
    Net gain on sale of securities held for trading            --               30           --               19
    Fees and other income                                     4,158          3,696          7,879          6,994
                                                        -----------    -----------    -----------    -----------
          Total noninterest income                            4,529          3,872          8,505          7,265
                                                        -----------    -----------    -----------    -----------

Noninterest expense:
    Operating expenses:
        Salaries and employee benefits                        6,634          6,141         12,855         12,055
        Occupancy expense of bank premises, net               1,320          1,159          2,540          2,359
        Furniture and equipment expense                         932            790          1,895          1,563
        Other operating expenses                              4,401          4,170          8,482          8,371
                                                        -----------    -----------    -----------    -----------
          Total operating expenses                           13,287         12,260         25,772         24,348
                                                        -----------    -----------    -----------    -----------
    Foreclosed real estate (income) expense                    --              (11)            68            (85)
    Net (income) expense of real estate operations             (578)            58           (591)           479
                                                        -----------    -----------    -----------    -----------
          Total noninterest expense                          12,709         12,307         25,249         24,742


Income before income tax expense                              6,805          6,164         13,389         11,535
Income tax expense                                            2,580          2,449          5,088          4,540
                                                        -----------    -----------    -----------    -----------
          Net income                                    $     4,225    $     3,715    $     8,301    $     6,995
                                                        ===========    ===========    ===========    ===========

Earnings per share:
    Basic                                               $      0.63    $      0.56    $      1.24    $      1.06
    Diluted                                             $      0.60    $      0.53    $      1.17    $      1.01

Weighted average shares outstanding:
    Basic                                                 6,691,200      6,634,841      6,676,786      6,623,541
    Diluted                                               7,096,211      6,948,283      7,082,651      6,922,180


                           See accompanying Notes to the Unaudited Financial Statements


                             SIS BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Dollars In Thousands)

                                                                          (Unaudited)
                                                                        Six Months Ended
                                                                            June 30,
                                                                     ----------------------
                                                                        1998         1997
                                                                     ---------    ---------
Cash Flows From Operating Activities
Net income                                                           $   8,301    $   6,995
Adjustments to reconcile net income to net cash provided by
 operating activities
  Provision for possible loan losses                                       503          965
  Depreciation                                                           2,244        1,960
  Amortization of premium on investment securities, net                  2,540        1,357
  ESOP and restricted stock expenses                                     1,413          868
  Investment security gains                                                 (2)         (49)
  Increase in assets held for trading                                     --            (91)
  Income from equity investment in partnerships                           --             (2)
  Gain on sale of loans                                                   (624)        (192)
  Disbursements for mortgage loans held for sale                       (84,858)     (26,746)
  Receipts from mortgage loans held for sale                            85,482       26,938
  Gain on sale of fixed assets and real estate                             (57)        (145)
  Changes in assets and liabilities:
    Increase in other assets, net                                       (1,794)      (1,508)
    Decrease in accrued expenses and other liabilities                   4,505        6,601
                                                                     ---------    ---------
      Net cash provided by operating activities                         17,653       16,951
                                                                     ---------    ---------
Cash Flows From Investing Activities
  Proceeds from sale of investment securities available for sale         2,358        7,148
  Proceeds from maturities and principal payments received
    on investment securities available for sale                        149,196       65,616
  Purchase of investment securities available for sale                (146,206)    (139,786)
  Proceeds from maturities and principal payments received
    on investment securities held to maturity                           40,765       24,124
  Purchase of investment securities held to maturity                   (81,846)     (15,415)
  Net decrease in investments in real estate                               419         --
  Net increase in loans receivable                                     (42,019)     (43,932)
  Net decrease in foreclosed real estate                                   500          459
  Proceeds from sale of loans                                             --             92
  Proceeds from sale of fixed assets                                        72           89
  Purchase of fixed assets                                              (3,898)      (2,735)
                                                                     ---------    ---------
      Net cash used for investing activities                           (80,659)    (104,340)
                                                                     ---------    ---------


                 See accompanying Notes to the Unaudited Financial Statements

                                              3

                       SIS BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                             (Dollars In Thousands)

                                                               (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                            1998         1997
                                                         ---------    --------
Cash Flows from Financing Activities

  Net increase in deposits                                 59,597      53,735
  Net increase in borrowings                               36,130      35,216
  Net increase in mortgagors' escrow deposits                 859         637
  Net proceeds from exercise of stock options                 282         121
  Repurchase/retirement of common stock                      --        (4,193)
  Cash dividends paid                                      (2,133)     (1,574)
                                                         --------    --------
        Net cash provided by financing activities          94,735      83,942
                                                         --------    --------
Increase in cash and cash equivalents                      31,729      (3,447)

Cash and cash equivalents, beginning of period             67,614      68,090
                                                         --------    --------
Cash and cash equivalents, end of period                 $ 99,343    $ 64,643
                                                         ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest to depositors
    and interest on debt                                 $ 30,221    $ 27,914

  Income taxes paid                                      $  5,844    $  2,699

Non-cash investing activities:
  Transfers to foreclosed real estate, net               $    132    $     28



          See accompanying Notes to the Unaudited Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For The Six Months Ended June 30, 1998 and 1997
                             (Dollars In Thousands)

                                                                                              Accumulated
                                                                                                 other
                                                                                             comprehensive
                                                                                                income:
                                                                                            Net unrealized
                                                                                             gain (loss)
                                                                                             on investment
                                                                    Additional                securities     Treasury
                                             Common      Unearned    Paid-In     Retained   available for     Stock
                                              Stock   Compensation   Capital     Earnings       sale         at Cost       Total
                                            --------  ------------  ---------   ----------  -------------- -----------  ----------
Balance at December 31, 1997                 $    71   $  (3,123)   $  54,755    $  75,153    $   2,133    $  (3,517)   $ 125,472
Net income                                      --          --           --          8,301         --           --          8,301
Cash dividends declared
                                                --          --           --         (2,133)        --           --         (2,133)
Net issuance of common stock in connection
  with employee and non-employee directors
  benefit programs                              --          (567)        (948)        --           --            927         (588)
Decrease in unearned compensation               --           747          666         --           --           --          1,413
Change in unrealized gain on investment
  securities available for sale                 --          --           --           --           (928)        --           (928)
                                             -------   ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 1998                     $    71   $  (2,943)   $  54,473    $  81,321    $   1,205    $  (2,590)   $ 131,537
                                             =======   =========    =========    =========    =========    =========    =========

Balance at December 31, 1996                 $    71   $  (3,693)   $  53,836    $  67,119    $   1,453    $    --      $ 118,786
Net income                                      --          --           --          6,995         --           --          6,995
Cash dividends declared                         --          --           --         (1,573)        --           --         (1,573)
Net issuance of common stock in connection
  with employee and non-employee directors
  benefit programs                              --           (98)         (10)        --           --            228          120
Decrease in unearned compensation               --           485          383         --           --           --            868
Change in unrealized gain on investment
  securities available for sale                 --          --           --           --            233         --            233
Treasury stock purchased                        --          --           --           --           --         (4,193)      (4,193)
                                             -------   ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 1997                     $    71   $  (3,306)   $  54,209    $  72,541    $   1,686    $  (3,965)   $ 121,236
                                             =======   =========    =========    =========    =========    =========    =========



                                   See accompanying Notes to the Unaudited Financial Statements

                       SIS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

1. Condensed Consolidated Financial Statements
The Condensed Consolidated Financial Statements of the Company included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. The Company's historical financial statements have been restated to reflect the combination with Glastonbury Bank & Trust Company. Certain information and note disclosures normally included in Condensed Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 1997. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three and six month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2. New Accounting Pronouncements
In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income" which establishes standards for disclosure of comprehensive income. Comprehensive income represents net income for a period plus the change in equity of a business during a period from non-shareholder sources. Excluding net income, the Company's only other source of comprehensive income is its unrealized gain
(loss) on investment securities available for sale, net of tax. SFAS 130 requires the restatement of prior periods for comparative purposes. The Company adopted SFAS 130 on January 1, 1998. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations. Total comprehensive income for the three and six months ended June 30, 1998 was $5.5 million and $9.7 million, respectively compared to $5.9 million and $8.4 million, respectively for the three and six months ended June 30, 1997.

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

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 1998. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133. Management is currently assessing the impact of SFAS 133 on the Company's financial position and results of operations.

3. Earnings Per Share
Basic and diluted net income per share and weighted average shares outstanding follow (dollars in thousands, except per share amounts):

                                              (Unaudited)               (Unaudited)
                                          Three months ended         Six months ended
                                       -----------------------   -----------------------
                                         June 30,     June 30,     June 30,     June 30,
                                           1998        1997         1998         1997
                                       ----------   ----------   ----------   ----------
Net income                             $    4,225   $    3,715   $    8,301   $    6,995
Weighted average shares outstanding:
  Basic                                 6,691,200    6,634,841    6,676,786    6,623,541
    Effect of dilutive securities:
      Stock options                       350,049      251,146      340,747      241,114
      Restricted stock                     54,962       62,296       65,118       57,525
                                       ----------   ----------   ----------   ----------
  Diluted                               7,096,211    6,948,283    7,082,651    6,922,180
                                       ==========   ==========   ==========   ==========

Net income per share:
    Basic                              $     0.63   $     0.56   $     1.24   $     1.06
    Diluted                            $     0.60   $     0.53   $     1.17   $     1.01


4. Dividend Policy
The Company paid a cash dividend in the amount of $0.16 per share on May 26, 1998. On July 23, 1998 the Company declared a dividend of $0.16 per share payable on August 24, 1998 to shareholders of record as of the close of business on August 3, 1998.

5. Divestment Related Charges
The Company has certain subsidiaries that are engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Company has terminated its real estate development activities and has essentially completed the sale of its remaining real estate investments. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of its real estate investment and brokerage subsidiaries, Colebrook Inc. and subsidiaries ("Colebrook"). The $1.0 million reserve consisted of $0.7 million in severance and benefit accruals and $0.3 million for professional and other expenses.

With the exception of two real estate investments (one with a book value of $2.4 million and one with a book value of $0.1 million), the divestment of Colebrook was completed in June, 1998. One of the two remaining real estate investments, with a book value of $2.4 million was sold in the third quarter of 1998. Based upon final terms of the divestment, related expenses were $0.6 million through June 30, 1998 consisting of $0.3 million in severance and benefits and $0.3 million in professional and other expenses. The remaining reserve balance of $0.4 million, primarily related to unused severance, was reversed in June 1998 and is reflected in net income of real estate operations.

6. Subsequent Events
On July 20, 1998 the Company announced that it had entered into a definitive agreement to merge with Peoples Heritage Financial Group, Inc. ("PHFG"). Under the terms of the agreement, the Company will merge into a wholly owned subsidiary of PHFG and the Company's shareholders will receive, subject to statutory dissenters' rights, shares in PHFG. The transaction is expected to be accounted for as a pooling of interests and is structured as a tax-free exchange of 2.25 shares of PHFG common stock for each outstanding share of the Company's common stock. The transaction is scheduled to be completed by year-end 1998, and is subject to the approval of the Company's shareholders and various federal and state regulatory agencies. PHFG is a multi-bank and financial services holding company headquartered in Portland, Maine. PHFG has assets of approximately $10 billion and operates 194 branches through its three banking subsidiaries:
Peoples Heritage Bank of Maine, Bank of New Hampshire, and Family Bank, FSB of Massachusetts.

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

The Company provides a wide variety of financial services through both SIS Bank and GBT (the "Banks"), including retail and commercial banking, residential mortgage origination and servicing, commercial and consumer lending, and merchant processing. The Banks serve the consumers and businesses located in western Massachusetts and central Connecticut through a network of 33 full service branches.

The Company's revenues are derived principally from dividend payments received from the Banks, which in turn derive their revenues principally from interest payments on their loan portfolios and mortgage-backed and other investment securities. The Banks' primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.

Year 2000
The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 issue may cause systems to process critical financial and operational information incorrectly.

During 1997, the Company conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company is addressing this issue in accordance with the guidance set forth in various statements that have been issued by the Federal Financial Institutions Examination Counsel. The Company has completed the remedial phases associated with awareness and assessment and is currently in the validation phase of critical systems testing.

The Company has developed an implementation plan to resolve its Year 2000 issues. A timely resolution of the Year 2000 issues depends largely upon the expertise and advice of outside vendors retained by the Company to both modify the Company's existing software and develop new software to address current internal systems deficiencies. All of the Company's third party vendors with non-compliant systems have also been identified and notified. The Company is in the process of validating and testing critical internal systems and verifying that critical third party vendors have adequately addressed their own systems issues. Test plans have been completed as of June 30, 1998 with the Company's internal systems testing to be completed by December 31, 1998 and external testing of third party vendor systems to be completed by March 31, 1999. Additionally, the Company is currently assessing the potential impact of Year 2000 on its larger commercial borrowers. The Company is presently unaware of any situation where any vendor will not be able to modify its products and systems in a timely manner. The Company is also monitored in its Year 2000 efforts by reports to, and examinations by, various regulators, including the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Massachusetts and Connecticut Commissioners of Banks.

The primary costs associated with the Year 2000 issue consist of expenses for the replacement or upgrade of third party systems, the replacement of personal computers, as well as professional services costs. The Company may also incur expenses related to the repair or replacement of non-computer equipment with embedded technology such as elevators and bank vaults. The Company presently estimates the total cost relating to the Year 2000 issue to be approximately $0.7 million. It is anticipated that a substantial portion of the total cost will be incurred over the next 18 months and will be expensed as incurred.

The Company is not aware of any obstacles or issues that are presently anticipated in connection with the resolution of Year 2000 issues that are likely to cause significant operational problems or are otherwise expected to have a material adverse effect on the Company's financial condition or results of operations.

While the Company is not aware of any Year 2000 problems for which a solution is not available, other unanticipated Year 2000 issues could arise and there can be no assurance that actual results will be comparable to expected results. These unanticipated issues may include the ability to identify and correct all relevant computer codes, the ability of the Company's vendors and suppliers to adequately address the Year 2000 issue, the impact of Year 2000 on our borrowers and other uncertainties.

Results of Operations for the Three Months Ended June 30, 1998 and June 30, 1997

The Company reported net income of $4.2 million, or $0.60 per diluted share for the three months ended June 30, 1998 as compared to net income of $3.7 million, or $0.53 per diluted share for the same period last year. These results reflect an increase in noninterest income, net income of real estate operations and lower provisions for possible loan losses, partially offset by an increase in operating expense.

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

                                                                          Three Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                    1998                                      1997
                                                 ----------------------------------------  ----------------------------------------
                                                   Average                    Average        Average                    Average
                                                 Balance (3)  Interest (1) Yield/Cost (1)    Balance    Interest (1)  Yield/Cost (1)
                                                 -----------  ------------ --------------  ----------   ------------ --------------
                                                                         (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term investments        $   41,749   $      530       5.02%       $   14,587     $      158       4.29%
Investment securities held to maturity              226,187        3,694       6.53%          217,249          3,692       6.80%
Investment securities available for                 574,749        8,674       6.04%          545,456          9,287       6.81%
Investment securities held for trading                 --           --          --                484              5       4.09%
Residential real estate loans                       255,233        5,125       8.03%          289,371          5,774       7.98%
Commercial real estate loans                        182,091        4,038       8.87%          168,432          3,787       8.99%
Commercial loans                                    235,000        5,200       8.75%          197,885          4,384       8.76%
Home equity loans                                   166,627        3,480       8.38%          128,525          2,555       7.97%
Consumer loans                                       12,387          315      10.17%            9,314            245      10.52%
                                                 ----------   ----------      -----        ----------     ----------      -----
Total interest-earning assets                     1,694,023       31,056       7.33%        1,571,303         29,887       7.61%

Allowance for loan losses                           (23,298)                                  (20,512)
Non-interest-earning assets                         131,266                                   114,006
                                                 ----------                                ----------
Total assets                                     $1,801,991   $   31,056                   $1,664,797     $   29,887
                                                 ==========   ==========                   ==========     ==========

Interest-bearing liabilities:
Deposits
  Savings accounts                               $  220,882   $    1,097       1.99%       $  267,255     $    1,561       2.34%
  NOW accounts (2)                                   42,996          140       1.31%           81,040            236       1.17%
  Money manager accounts (2)                         49,067          141       1.15%            --              --          --
  Money market accounts                             255,322        2,067       3.25%          205,782          1,703       3.32%
  Time deposit accounts                             566,645        7,547       5.34%          514,137          6,794       5.30%
                                                 ----------   ----------      -----        ----------     ----------       ----
Total interest-bearing deposits                   1,134,912       10,992       3.88%        1,068,214         10,294       3.87%

Borrowed funds                                      314,189        4,547       5.73%          299,363          4,348       5.75%
                                                 ----------   ----------      -----        ----------     ----------       ----

Total interest-bearing liabilities                1,449,101       15,539       4.30%        1,367,577         14,642       4.29%
Non-interest-bearing liabilities                    224,771                                   178,390
                                                 ----------                                ----------
Total liabilities                                 1,673,872                                 1,545,967
Total stockholders' equity                          128,119                                   118,830
                                                 ----------                                ----------
  Total liabilities and stockholders' equity     $1,801,991    $  15,539                   $1,664,797     $   14,642
                                                 ==========    =========                   ==========     ==========

Net interest income/spread                                     $  15,517       3.03%                      $   15,245       3.32%
                                                               =========      =====                       ==========      =====
Net interest margin as a % of interest-
earning assets                                                                 3.66%                                       3.88%
                                                                              =====                                       =====
Tax equivalent adjustment                                      $     280                                  $      181
                                                               ---------                                  ----------
Net interest income/spread per Condensed Consolidated
Statement of Operations                                        $  15,237                                  $   15,064
                                                               =========                                  ==========

(1)  On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35% for 1998 and 34% for 1997.
(2)  During July 1997,  the Company  implemented a program which  converted  certain NOW accounts to money  manager  accounts.  This program has no effect on the Company's depositors, but has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.
(3)  A  reclassification  of some savings  accounts to money market  accounts  affecting  average  balance  outstanding  was made in connection with the GBT acquisition.

Net interest income on a fully taxable equivalent basis for the three months ended June 30, 1998 was $15.5 million compared to $15.2 million for the three months ended June 30, 1997, an increase of $0.3 million or 1.8%. This increase was the result of a $122.7 million increase in interest-earning assets partially offset by an 22 basis point decrease in the net interest margin.

Total interest income was $31.1 million on a fully taxable equivalent basis for the three months ended June 30, 1998, an increase of $1.2 million or 3.9% from the same period last year. This increase is attributable to higher levels of interest-earning assets, partially offset by lower yields on interest-earning assets. Average interest-earning assets totaled $1.7 billion in the second quarter of 1998 compared to $1.6 billion in the second quarter of 1997, an increase of $122.7 million or 7.8%. Average investments increased $37.7 million or 4.9% and were funded by higher deposit levels and borrowed funds. Average loans increased $57.8 million as the Company continued to focus on the commercial and home equity market segments, which grew by $37.1 million or 18.8% and $38.1 million or 29.6%, respectively. Commercial real estate loans increased $13.7 million or 8.1% reflecting growth in commercial construction lending. Residential real estate loan balances declined $34.1 million or 11.8% for the three months ended June 30, 1998, reflecting amortization and prepayments of the existing loan portfolio. Yields on interest-earning assets declined 28 basis points from the second quarter of 1997 primarily reflecting a lower level of interest rates on the Company's investment securities as well as accelerated amortization and prepayments of mortgage-backed securities which result in the faster write-off of premiums. Accelerated prepayment speeds were the result of lower long-term interest rates which significantly increased refinancing activity.

Total interest expense was $15.5 million for the three months ended June 30, 1998 compared to $14.6 million during the same period in 1997, an increase of $0.9 million or 6.1%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits increased $66.7 million or 6.2%. This growth occurred primarily in time deposits which increased $52.5 million or 10.2% largely due to growth in time deposits with local municipalities. Borrowed funds averaged $314.2 million for the three months ended June 30, 1998 compared to $299.4 million for the same period in 1997. These borrowings were used to match fund fixed rate assets and to extend the maturity of the Company's liabilities.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                     Three months ended June 30,
                                                         1998 versus 1997
                                             ----------------------------------------
                                                      Increase (Decrease) Due to
                                             ----------------------------------------
                                              Volume           Rate             Net
                                             --------        --------        --------
                                                       (Dollars In Thousands)
Interest-earning assets:
  Federal funds sold and
     interest bearing deposits               $   320         $    52         $   372
  Investment securities held to maturity         149            (147)              2
  Investment securities available for sale       470          (1,083)           (613)
  Investment securities held for trading          (3)             (2)             (5)
  Residential real estate loans                 (683)             34            (649)
  Commercial real estate loans                   305             (54)            251
  Commercial loans                               822              (6)            816
  Home equity loans                              777             148             925
  Consumer loans                                  79              (9)             70
                                             -------         -------         -------
Total interest-earning assets                  2,236          (1,067)          1,169
                                             -------         -------         -------

Interest-bearing liabilities:
Deposits:
  Savings accounts                              (251)           (213)           (464)
  NOW accounts                                  (117)             21             (96)
  Money manager account                           70              71             141
  Money market accounts                          406             (42)            364
  Time deposit accounts                          697              56             753
                                             -------         -------         -------
Total deposits                                   805            (107)            698

Borrowed funds                                   215             (16)            199
                                             -------         -------         -------
Total interest-bearing liabilities             1,020            (123)            897
                                             -------         -------         -------

Change in net interest income                $ 1,216         $  (944)        $   272
                                             =======         =======         =======

Provision for Possible Loan Losses
The Company's provision for possible loan losses was $0.3 million for the second quarter of 1998 compared to $0.5 million in the second quarter of 1997. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further information see "Balance Sheet Analysis - Non-performing Assets" and "Allowance for Possible Loan Losses".

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:

                                            Three months ended
                                                 June 30,
                                        ------------------------
                                          1998            1997
                                        ---------      ---------

Net gain on sale of loans                $  369         $   86
Net gain on sale of securities                2             60
Net loss on securities held fortrading     --               30
Loan charges and fees                       798            756
Deposit related fees                      2,186          1,839
Merchant processing fees                    472            542
Other charges and fees                      702            559
                                         ------         ------
                                         $4,529         $3,872
                                         ======         ======

Non-interest income totaled $4.5 million for the second quarter of 1998 compared to $3.9 million for the same period in 1997, an increase of $0.7 million or 17.0%. Net gain on sale of loans increased $0.3 million due to an increase in mortgage production and corresponding sale of loans to the secondary market. Deposit service charges and fees increased $0.3 million due to fees associated with the Company's larger non-interest bearing deposit base.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $6.6 million for the second quarter of 1998 compared to $6.1 million for the same period in 1997. This increase of $0.5 million reflects increased staffing related to new branch openings, branch-related support as well as support needed to meet increased residential origination volumes, and higher benefit costs associated with employee stock-related compensation plans including ESOP.

Occupancy Expense of Bank Premises
Occupancy expense totaled $1.3 million for the second quarter of 1998 compared to $1.2 million for the same period in 1997, an increase of $0.1 million which is attributed to the expense of new branch openings.

Furniture and Equipment Expense
Furniture and equipment expense increased $0.1 million reflecting new branch openings as well as investments in new technology.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:
                                         Three months ended
                                              June 30,
                                   -----------------------------
                                      1998                 1997
                                   --------              -------

Marketing                           $  572               $  458
Insurance                              152                  186
Professional services                  454                  734
Outside processing                   1,409                1,203
Other                                1,814                1,589
                                    ------               ------
                                    $4,401               $4,170
                                    ======               ======

Other operating expenses totaled $4.4 million for the second quarter of 1998 compared to $4.2 million for the second quarter of 1997, an increase of $0.2 million. Professional services decreased $0.3 million due to lower levels of legal and consulting expenses. Both outside processing charges and other operating expenses increased $0.2 million from the comparable period, reflecting costs associated with higher transaction and account volume resulting from the Company's consumer strategy. Marketing increased $0.1 million due to additional radio and print advertisement as well as branch displays and brochures for GBT.

Net Expense of Real Estate Operations
The Company's real estate investment and brokerage subsidiary, Colebrook, engages in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with FDICIA, the Company has terminated its real estate development activities and has essentially completed the sale of its remaining real estate investments. At June 30, 1998, with the exception of two real estate investments (one with a book value of $2.4 million and with a book value $0.1 million), the divestment of Colebrook has been completed. One of the two remaining real estate investments, with a book value of $2.4 million was sold in the third quarter of 1998

Net income of real estate operations for the second quarter of 1998 was $0.6 million compared to expense of $0.1 million for the same period in 1997. Results for the second quarter of 1998 were influenced by a $0.4 million reversal of the remaining Colebrook divestment reserve, based upon the final terms of the Colebrook divestment, as well as $0.2 million of normal operating earnings.

Income Taxes
For the three months ended June 30, 1998 the Company recorded income tax expense of $2.6 million compared to expense of $2.4 million for the three months ended June 30, 1997. This increase is attributable to a 10.4% increase in pre-tax earnings, partially offset by a lower overall effective rate resulting from state tax planning strategies.

Results of Operations for the Six Months Ended June 30, 1998 and June 30, 1997

The Company reported net income of $8.3 million, or $1.17 per diluted share for the six months ended June 30, 1998 as compared to net income of $7.0 million, or $1.01 per diluted share for the same period last year. These results reflect an increase in net interest income, noninterest income, net income of real estate operations and lower provisions for possible loan losses, partially offset by increases in noninterest expense and income tax expense.

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

                                                                          Six Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                    1998                                      1997
                                                 ----------------------------------------  ----------------------------------------
                                                   Average                    Average        Average                    Average
                                                 Balance (3)  Interest (1) Yield/Cost (1)    Balance    Interest (1)  Yield/Cost (1)
                                                 -----------  ------------ --------------  ----------   ------------ --------------
                                                                         (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term investments        $   42,678   $    1,091      5.08%        $   20,509     $      470       4.56%
Investment securities held to maturity              216,203        7,166      6.63%           220,892          7,469       6.76%
Investment securities available for sale            562,535       17,388      6.18%           520,637         17,897       6.88%
Investment securities held for trading                 --           --         --                 481              7       2.89%
Residential real estate loans                       263,657       10,540      8.00%           290,233         11,530       7.95%
Commercial real estate loans                        185,326        8,261      8.92%           168,425          7,620       9.05%
Commercial loans                                    226,186        9,843      8.66%           193,267          8,460       8.71%
Home equity loans                                   163,061        6,807      8.42%           124,254          4,928       8.00%
Consumer loans                                       12,415          608      9.79%             9,198            490      10.65%
                                                 ----------   ----------      ----         ----------     ----------      -----
Total interest-earning assets                     1,672,061       61,704      7.38%         1,547,896         58,871       7.61%

Allowance for loan losses                           (23,167)                                  (20,200)
Non-interest-earning assets                         125,880                                   112,875
                                                 ----------                               -----------
Total assets                                     $1,774,774   $   61,704                  $ 1,640,571     $   58,871
                                                 ==========   ==========                  ===========     ==========

Interest-bearing liabilities:
Deposits
  Savings accounts                               $  230,086   $    2,330      2.04%        $  262,263     $    3,040      2.34%
  NOW accounts (2)                                   41,519          291      1.41%            80,386            465      1.17%
  Money manager accounts (2)                         48,866          284      1.17%              --             --         --
  Money market accounts                             245,601        4,005      3.29%           205,511          3,381      3.32%
  Time deposit accounts                             553,427       14,659      5.34%           513,701         13,464      5.29%
                                                 ----------   ----------      ----         ----------     ----------      ----
Total interest-bearing deposits                   1,119,499       21,569      3.89%         1,061,861         20,350      3.86%

Borrowed funds                                      312,346        9,022      5.75%           289,241          8,204      5.64%
                                                 ----------   ----------      ----         ----------     ----------      ----

Total interest-bearing liabilities                1,431,845       30,591      4.31%         1,351,102         28,554      4.26%

Non-interest-bearing liabilities                    217,065                                   171,026
                                                 ----------                                ----------
Total liabilities                                 1,648,910                                 1,522,128
Total stockholders' equity                          125,864                                   118,443
                                                 ----------                                ----------
  Total liabilities and stockholders' equity     $1,774,774   $   30,591                   $1,640,571     $   28,554
                                                 ==========   ==========                   ==========     ==========
Net interest income/spread                                    $   31,113      3.07%                       $   30,317     3.35%
                                                              ==========      ====                        ==========     =====
Net interest margin as a % of interest-
earning assets                                                                3.72%                                      3.92%
                                                                              =====                                      =====
Tax equivalent adjustment                                     $      477                                  $      340
                                                              ----------                                  ----------
Net interest income/spread per Condensed Consolidated
Statement of Operations                                       $   30,636                                  $   29,977
                                                              ==========                                  ==========

(1)  On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35% for 1998 and 34% for 1997.
(2)  During July 1997,  the Company  implemented a program which  converted  certain NOW accounts to money  manager  accounts.  This program has no effect on the Company's depositors, but has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of Boston.
(3)  A  reclassification  of some savings  accounts to money market  accounts  affecting  average  balance  outstanding  was made in connection with the GBT acquisition.

Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1998 was $31.1 million compared to $30.3 million for the six months ended June 30, 1997, an increase of $0.8 million or 2.6%. This increase was the result of a $124.2 million increase in interest-earning assets partially offset by an 20 basis point decrease in the net interest margin.

Total interest income was $61.7 million on a fully taxable equivalent basis for the six months ended June 30, 1998, an increase of $2.8 million or 4.8% from the same period last year. This increase is attributable to higher levels of interest-earning assets, partially offset by lower yields on interest-earning assets. Average interest-earning assets totaled $1.7 billion for the six months ended June 30, 1998 compared to $1.5 billion for the six months ended June 30, 1997, an increase of $124.2 million or 8.0%. Average investments increased $36.7 million or 4.9% and were funded by higher deposit levels and borrowed funds. Average loans increased $65.3 million as the Company continued to focus on the commercial and home equity market segments, which grew by $32.9 million or 17.0% and $38.8 million or 31.2%, respectively. Commercial real estate loans increased $16.9 million or 10.0% reflecting growth in commercial construction lending. Residential real estate loan balances declined $26.6 million or 9.2% for the six months ended June 30, 1998, reflecting amortization and prepayments of the existing loan portfolio. Yields on interest-earning assets declined 23 basis points from the six months ended June 30, 1997 primarily reflecting lower level of interest rates on the Company's investment securities as well as accelerated amortization and prepayments of mortgage-backed securities which result in the accelerated write off of the premiums. Accelerated prepayment speeds were the result of lower long-term interest rates which significantly increased refinancing activity.

Total interest expense was $30.6 million for the six months ended June 30, 1998 compared to $28.6 million during the same period in 1997, an increase of $2.0 million or 7.1%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits increased $57.6 million or 5.4%. This growth occurred primarily in time deposits which increased $39.7 million or 7.7% largely due to growth in time deposits with local municipalities. Borrowed funds averaged $312.3 million for the six months ended June 30, 1998 compared to $289.2 million for the same period in 1997. These borrowings were used to match fund fixed rate assets and to extend the maturity of the Company's liabilities.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                              Six Months Ended June 30,
                                                                   1998 versus 1997
                                                   ------------------------------------------------
                                                             Increase (Decrease) Due to
                                                   ------------------------------------------------
                                                      Volume              Rate               Net
                                                   -----------         ----------         ---------
                                                                  (Dollars In Thousands)
Interest-earning assets:
  Federal funds sold and
     short term investments                          $   537            $    84            $   621
  Investment securities held to maturity                (157)              (146)              (303)
  Investment securities available for sale             1,368             (1,877)              (509)
  Investment securities held for trading                  (4)                (3)                (7)
  Residential real estate loans                       (1,059)                69               (990)
  Commercial real estate loans                           759               (118)               641
  Commercial loans                                     1,437                (53)             1,383
  Home equity loans                                    1,580                299              1,879
  Consumer loans                                         164                (46)               118
                                                     -------            -------            -------
Total interest-earning assets                          4,625             (1,792)             2,833
                                                     -------            -------            -------

Interest-bearing liabilities:
Deposits:
  Savings accounts                                      (349)              (361)              (710)
  NOW accounts                                          (249)                75               (174)
  Money manager accounts                                 142                142                284
  Money market accounts                                  657                (33)               624
  Time deposit accounts                                1,047                148              1,195
                                                     -------            -------            -------
Total deposits                                         1,248                (29)             1,219
Borrowed funds                                           661                157                818
                                                     -------            -------            -------
Total interest-bearing liabilities                     1,909                128              2,037
                                                     -------            -------            -------
Change in net interest income                        $ 2,716            $(1,920)           $   796
                                                     =======            =======            =======


Provision for Possible Loan Losses
The Company's provision for possible loan losses was $0.5 million for the six months ended June 30, 1998 compared to $1.0 million for the same period in 1997. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further information see "Balance Sheet Analysis - Non-performing Assets" and "Allowance for Possible Loan Losses".

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:
                                             Six months ended
                                                 June 30,
                                        ---------------------------
                                           1998              1997
                                        ----------        ---------
                                       (Dollars in Thousands)
Net gain on sale of loans                 $  624            $  192
Net gain on sale of securities                 2                60
Net loss on securities held for trading     --                  19
Loan charges and fees                      1,543             1,501
Deposit related fees                       4,075             3,602
Merchant processing fees                     910               909
Other charges and fees                     1,351               982
                                          ------            ------
                                          $8,505            $7,265
                                          ======            ======

Non-interest income totaled $8.5 million for the six months ended June 30, 1998 compared to $7.3 million for the same period in 1997, an increase of $1.2 million or 17.1%. Deposit service charges and fees increased $0.5 million due to fees associated with the Company's larger non-interest bearing deposit base. Net gain on sale of loans increased $0.4 million due to an increase in mortgage production and corresponding sale of loans to the secondary market. Other charges and fees increased $0.4 million due to increases in brokerage service fees as well as fees associated with Business Manager, a commercial cash management product introduced by the Company in 1997, which involves the funding and management of accounts receivable for small-to-medium-sized business customers.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $12.9 million for the six months ended June 30, 1998 compared to $12.1 million for the same period in 1997, an increase of $0.8 million reflecting standard wage increases, increased staffing related to new branch openings, branch-related support, as well as support needed to meet increased residential origination volumes, and higher benefit costs associated with employee stock-related compensation plans including ESOP.

Occupancy Expense of Bank Premises
Occupancy expense totaled $2.5 million for the six months ended June 30, 1998 compared to $2.4 million for the same period in 1997, and increase of $0.1 million which is attributed to the expense of new branch openings.

Furniture and Equipment Expense
Furniture and equipment expense increased $0.3 million reflecting new branch openings as well as investments in new technology.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:

                                              Six months ended
                                                 June 30,
                                     ------------------------------
                                        1998                  1997
                                     --------               -------
                                          (Dollars in Thousands)
Marketing                             $1,132                 $1,098
Insurance                                305                    374
Professional services                  1,124                  1,590
Outside processing                     2,696                  2,388
Other                                  3,225                  2,921
                                      ------                 ------
                                      $8,482                 $8,371
                                      ======                 ======

Other operating expenses totaled $8.5 million for the six months ended June 30, 1998 compared to $8.4 million for the same period in 1997, an increase of $0.1 million. Professional services decreased $0.5 million due to lower levels of legal and consulting expenses. Both outside processing charges and other operating expenses increased $0.3 million from the comparable period, reflecting costs associated with higher transaction and account volumes resulting from the Company's consumer strategy.

Foreclosed Real Estate Expense
Foreclosed real estate expense reflects gains or losses on sales, writedowns and net operating results of foreclosed properties. Foreclosed real estate expense was $0.1 million for the six months ended June 30, 1998 compared to income of $0.1 million for the same period in 1997. The results reflect $0.1 million in gains on the sale of foreclosed properties during the first quarter of 1997 compared to losses and writedowns of $0.1 million in foreclosed properties in the first quarter of 1998.

Net Expense of Real Estate Operations
The Company's real estate investment and brokerage subsidiary, Colebrook, engages in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with FDICIA, the Company has terminated its real estate development activities and has essentially completed the sale of its remaining real estate investments. At June 30, 1998, with the exception of two real estate investments (one with a book value of $2.4 million and one with a book value of $0.1 million), the divestment of Colebrook has been completed. One of the two remaining real estate investments, with a book value of $2.4 million was sold in the third quarter of 1998.

Net income of real estate operations for the six months ended June 30, 1998 was $0.6 million compared to expense of $0.5 million for the same period in 1997. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of Colebrook which was partially offset by a $0.6 million gain on the sale of real estate property. Results for the six months ended June 30, 1998 were influenced by a $0.4 million reversal of the remaining Colebrook divestment reserve, based upon the final terms of the Colebrook divestment, as well as income of $0.2 million representing normal operating earnings.

Income Taxes
For the six months ended June 30, 1998 the Company recorded income tax expense of $5.1 million compared to expense of $4.5 million for the six months ended June 30, 1997. This increase is attributable to a 16.1% increase in pre-tax earnings, partially offset by a lower overall effective rate resulting from state tax planning strategies.

Balance Sheet Analysis - Comparison Of June 30, 1998 To December 31, 1997

Total assets increased from $1.7 billion at December 31, 1997 to $1.8 billion at June 30, 1998. This increase primarily reflects growth in investment securities and loans funded through an increase in deposits and wholesale borrowings.

Investments
The Company's investment portfolio increased $31.6 million from $769.1 million at December 31, 1997 to $800.7 million at June 30, 1998.

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

During 1997 GBT held trading securities however, concurrent with the acquisition of GBT, the Company sold its position in these instruments. At June 30, 1998 and December 31, 1997, the Company held no trading securities.

The table below sets forth certain information regarding the amortized cost and fair value of the Company's investment portfolio at the dates indicated.

                                                                          June 30, 1998
                                                -------------------------------------------------------------------
                                                     Available for Sale                    Held to Maturity
                                                ------------------------------       ------------------------------
                                                                      (Dollars In Thousands)
                                                 Amortized                            Amortized
                                                   Cost            Fair Value           Cost            Fair Value
                                                ----------         ----------         ----------       ------------
U.S. Government and Agency obligations           $ 14,021           $ 14,028           $   --             $   --
Collateralized mortgage obligations                49,224             49,190             14,633             14,732
Mortgage-backed securities                        447,279            447,118            154,083            154,280
Asset-backed securities                              --                 --               64,771             65,114
Other bonds and short term obligations              8,968              9,316                280                278
Other securities                                   45,574             47,293               --                 --
                                                 --------           --------           --------           --------
    Total                                        $565,066           $566,945           $233,767           $234,404
                                                 ========           ========           ========           ========

                                                                          December 31, 1997
                                                -------------------------------------------------------------------
                                                     Available for Sale                    Held to Maturity
                                                ------------------------------       ------------------------------
                                                                      (Dollars In Thousands)
                                                 Amortized                            Amortized
                                                   Cost            Fair Value           Cost            Fair Value
                                                ----------         ----------         ----------       ------------
U.S. Government and Agency obligations           $ 15,608           $ 15,636           $  2,400           $  2,391
Collateralized mortgage obligations                51,273             51,415              2,934              2,953
Mortgage-backed securities                        458,659            460,478            141,282            141,563
Asset-backed securities                              --                 --               46,046             46,143
Other bonds and short term obligations              8,966              9,355                345                346
Other securities                                   38,128             39,224               --                 --
                                                 --------           --------           --------           --------
    Total                                        $572,634           $576,108           $193,007           $193,396
                                                 ========           ========           ========           ========


Loan Portfolio Composition
Gross loans comprised $891.0 million or 48.4% of total assets as of June 30, 1998. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at June 30, 1998 and at December 31, 1997.

                                             June 30, 1998             December 31, 1997
                                       ------------------------   ------------------------
                                                     Percent of                 Percent of
                                         Amount         Total       Amount        Total
                                       ----------    ----------   ---------     ----------
                                                           (Dollars In Thousands)

Residential real estate loans           $256,591       28.80%     $281,457       33.13%
Commercial real estate loans             182,239       20.46%      185,226       21.80%
Commercial loans                         267,587       30.03%      212,869       25.06%
Home equity loans                        169,839       19.06%      158,753       18.69%
Consumer loans                            14,716        1.65%       11,189        1.32%
                                        --------      ------      --------      ------
   Total loans receivable, gross         890,972      100.00%      849,494      100.00%
                                        --------      ------      --------      ------
Less:
Unearned income and fees                  (2,655)                   (1,991)
Allowance for loan losses                 23,482                    22,724
                                        --------                  --------
   Total loans receivable, net          $870,145                  $828,761
                                        ========                  ========

The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. During the six months ended June 30, 1998, the Company experienced an increase in prepayments in its adjustable rate mortgage portfolio. These prepayments offset new originations and resulted in a $24.9 million decrease in residential real estate balances between December 31, 1997 and June 30, 1998.

During the six months ended June 30, 1998, commercial loan balances increased $54.7 million, reflecting the Company's continued focus on lending activities in the local business market. Home equity loans increased $11.1 million from December 31, 1997 to June 30, 1998 as the Company continues to actively promote home equity products.

Non-performing Assets
Non-performing assets declined from $8.1 million at December 31, 1997 to $5.0 million at June 30, 1998. The decline is attributed to the movement of non-accrual loans to accrual status. The following table sets forth information regarding the components of non-performing assets for the periods presented:

                                              June 30,      December 31,
                                               1998            1997
                                             ---------      -----------
                                                (Dollars In Thousands)
Non-accrual loans (1):
   Residential real estate loans              $1,067          $1,211
   Commercial real estate loans                  684           1,542
   Commercial loans                            1,599           2,414
   Home equity loans                             238             181
   Consumer loans                                 10               4
                                              ------          ------
   Total non-accrual loans                     3,598           5,352
                                              ------          ------

Loans past due 90 days still accruing (2)        109             431
                                              ------          ------
   Total non-performing loans                  3,707           5,783
Foreclosed real estate (3)                       841           1,209
Restructured loans on accrual status (4)         433           1,124
                                              ------          ------
   Total non-performing assets                $4,981          $8,116
                                              ======          ======

Total non-performing loans to total
   gross loans                                  0.42%           0.68%

Total non-performing assets to total
   assets                                       0.27%           0.47%

Allowance for possible losses to
   non-performing loans                       633.45%         392.94%


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

The principal amount of non-performing loans aggregated $3.7 million at June 30, 1998 and $5.8 million at December 31, 1997. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $0.2 million and $0.3 million for the six months ended June 30, 1998 and 1997, respectively. Interest income recorded on these loans for the six months ended June 30, 1998 and 1997 was $0.1 million and $0.2 million, respectively.

The principal amount of restructured loans aggregated $0.4 million at June 30, 1998 compared to $1.1 million at December 31, 1997, a decrease of $0.7 million. Interest income that would have been recorded if the loans had been performing within their original terms aggregated $20 thousand and $0.1 million for the periods ended June 30, 1998 and 1997, respectively. Interest income recorded on these loans amounted to $26 thousand and $0.1 million for the six months ended June 30, 1998 and 1997, respectively.

Watch List Loans
The Company maintains a "watch list" of loans, which represents performing loans that have potential weaknesses that require management's attention. These potential weaknesses may stem from a variety of factors including, among other things, economic or market conditions, adverse conditions in the obligor's operations or financial condition weaknesses. Watch list loans totaled $17.7 million and $24.1 million at June 30, 1998 and December 31, 1997, respectively.

Classified Loans
The Company's Credit Grade Policy (the "Policy") provides for the classification of loans considered to be of lesser quality as "substandard", "doubtful", or "loss" loans. A loan is considered substandard under the Policy if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Loans classified as doubtful, of which the Company has none, have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "improbable." Loans characterized as loss, of which the Company has none, are those considered "uncollectible" and of such little value that their continuance as bankable assets is not warranted. Classified loans, all of which are categorized substandard, totaled $9.7 million and $6.2 million at June 30, 1998 and December 31, 1997, respectively. Included in these amounts are $3.6 million and $5.4 million of loans which have been reported as non-performing assets at June 30, 1998 and December 31, 1997, respectively.

Allowance for Possible Loan Losses
The allowance for possible loan losses reflects an amount that, in management's judgment, is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies. The allowance for possible loan losses at June 30, 1998 was $23.5 million, compared to $20.4 million at June 30, 1997.

The activity in the allowance for possible loan losses for the six months ended June 30, 1998 and 1997 was as follows:

                                                                     Six Months Ended
                                                                         June 30,
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------     ---------
                                                                  (Dollars In Thousands)

Balance, beginning of period                                      $ 22,724     $ 19,549
Provision for loan losses                                              503          965
Charge-offs:
  Residential real estate loans                                       (193)        (126)
  Commercial real estate loans                                        (194)        (300)
  Commercial loans                                                    (116)        (200)
  Home equity loans                                                    (31)         (38)
  Consumer loans                                                      (132)        (126)
  Merchant processing                                                  (51)         (50)
                                                                  --------     --------
    Total charge-offs                                                 (717)        (840)
Recoveries:
  Residential real estate loans                                       --              1
  Commercial real estate loans                                         870          542
  Commercial loans                                                      76          119
  Home equity loans                                                      4           73
  Consumer loans                                                        22           25
  Merchant processing                                                 --           --
                                                                  --------     --------
    Total recoveries                                                   972          760
                                                                  --------     --------
Net recoveries (charge-offs)                                           255          (80)
Balance, end of period                                            $ 23,482     $ 20,434
                                                                  ========     ========

Ratio of net loan recoveries (charge-offs) during the period to
    average loans outstanding during the period                       0.03%       (0.01%)
Ratio of allowance for possible loan losses to total loans
    at the end of the period                                          2.64%        2.50%
Ratio of allowance for possible loan losses to non-performing
    loans at the end of the period                                  633.45%      263.12%

At June 30, 1998, the recorded investment in loans that are considered impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan" was $9.1 million. Included in this amount is $1.2 million of impaired loans for which the related SFAS 114 allowance is $0.4 million and $7.9 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the three and six months ended June 30, 1998 was approximately $9.7 million and $8.8 million, respectively. For the three and six month periods ended June 30, 1998, the Company recognized interest income on these impaired loans of $0.1 million and $0.2 million, respectively.

The following table shows the allocation of the allowance for possible loan losses to the various types of loans as well as the percentage of allowance for possible loan losses in each category to total allowance for possible loan loss.

                                                          June 30, 1998               December 31, 1997
                                                ---------------------------     ----------------------------
                                                                % of                               % of
                                                                Total                              Total
                                                             Allowance for                     Allowance for
                                                 Amount       Loan Losses         Amount        Loan Losses
                                                --------    --------------      ---------     --------------
                                                                   (Dollars In Thousands)

Residential real estate loans                   $ 2,716         11.57%           $ 3,664           16.12%
Commercial real estate loans                      7,275         30.98%             5,632           24.78%
Commercial loans                                  8,781         37.40%             8,328           36.65%
Home equity loans                                 2,490         10.60%             3,183           14.01%
Consumer loans                                    1,034          4.40%             1,274            5.61%
Merchant processing                               1,186          5.05%               643            2.83%
                                                -------        ------            -------          ------
Total allowance for possible loan losses        $23,482        100.00%           $22,724          100.00%
                                                =======        ======            =======          ======

Deposit Distribution
The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at June 30, 1998 or December 31, 1997. The Company's deposits consist of demand and NOW accounts, money manager accounts, passbook and statement savings accounts, money market accounts and time deposits. The following table presents the composition of deposits at the dates indicated:

                                  June 30, 1998             December 31, 1997
                             ------------------------   -----------------------
                                              Percent                   Percent
                                                of                        of
                                Amount        Total       Amount         Total
                             -----------     -------    ----------      -------
                                          (Dollars In Thousands)
Demand deposits              $  191,951       14.47%    $  171,343       13.52%
NOW accounts                     51,415        3.87%        51,412        4.06%
Money manager accounts (1)       36,983        2.79%        39,447        3.11%
Savings accounts                222,097       16.74%       263,449       20.79%
Money market accounts           256,387       19.32%       211,286       16.67%
Time deposits                   568,062       42.81%       530,361       41.85%
                             ----------      ------     ----------      ------
   Total deposits            $1,326,895      100.00%    $1,267,298      100.00%
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

Total deposits were $1.3 billion at both June 30, 1998 and December 31, 1997. Deposits increased $59.6 million with growth occurring primarily in demand deposits and time deposits. The $41.4 million decrease in savings accounts is offset by a comparable increase in money market accounts, which is attributable to the conversion of some savings accounts in connection with the GBT acquisition. Demand deposits increased $20.6 million reflecting growth in business deposits, as a result of active solicitation of these accounts, and consumer deposits, as customers continue to take advantage of free checking accounts offered as a result of the Company's consumer deposit strategy. The $37.7 million increase in time deposits is primarily attributable to growth in deposits with local municipalities.

Borrowings
Borrowings consist of FHLB advances, securities sold under agreements to repurchase, and loans payable related to the Company's ESOP. The Company generally uses borrowings to fund loan growth and to leverage a portion of its capital position. Borrowings increased $36.1 million from $299.9 million at December 31, 1997 to $336.0 million at June 30, 1998 reflecting a portion of the funding for the growth in loans and investments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total average assets. Management believes, as of June 30, 1998, that the Company meets all capital adequacy requirements to which it is subject.

Under the FDIC's regulatory framework for prompt corrective action, both SIS Bank and GBT are considered well capitalized as of June 30, 1998. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of June 30, 1998 the Company also qualified as well capitalized under the applicable Federal Reserve Board regulations.

Capital amounts and ratios are monitored by management for the Company, SIS Bank and GBT to ensure qualification as well capitalized. In order to maintain GBT's qualification as well capitalized the Company has discontinued GBT dividend payments to the parent company and has changed the mix of certain asset categories for risk weighting purposes.

The actual capital amounts and ratios for the Company, SIS Bank and GBT are presented in the table below, no deductions were made from capital for interest-rate risk.

                                                                         Minimum                Minimum
                                                                      Requirements           Requirements
                                                                       For Capital           To Qualify As
                                                  Actual            Adequacy Purposes      Well Capitalized
                                          --------------------    --------------------   --------------------
                                            Amount       Ratio      Amount      Ratio       Amount      Ratio
                                          ---------    -------    ----------   -------   ----------    ------
                                                                  (Dollars In Thousands)
As of June 30, 1998:

Tier I Capital (to Average Assets)
   Company                                 $130,333      7.2%      $ 72,080     4.0%        N/A
   SIS Bank                                $110,581      7.3%      $ 60,357     4.0%      $ 75,447      5.0%
   GBT                                     $ 18,233      6.2%      $ 11,716     4.0%      $ 14,645      5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $130,333     11.1%      $ 46,914     4.0%      $ 70,372      6.0%
   SIS Bank                                $110,581     11.5%      $ 38,603     4.0%      $ 57,904      6.0%
   GBT                                     $ 18,233      8.8%      $  8,317     4.0%      $ 12,476      6.0%

Total Capital (to Risk Weighted Assets)
   Company                                 $145,090     12.4%      $ 93,829     8.0%      $117,286     10.0%
   SIS Bank                                $122,734     12.7%      $ 77,206     8.0%      $ 96,507     10.0%
   GBT                                     $ 20,837     10.0%      $ 16,635     8.0%      $ 20,793     10.0%

As of December 31, 1997:

Tier I Capital (to Average Assets)
   Company                                 $123,340      7.2%      $ 68,834     4.0%         N/A
   SIS Bank                                $103,780      7.1%      $ 58,358     4.0%      $ 72,947      5.0%
   GBT                                     $ 17,291      6.6%      $ 10,422     4.0%      $ 13,028      5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $123,340     11.9%      $ 41,568     4.0%      $ 62,352      6.0%
   SIS Bank                                $103,780     11.9%      $ 35,044     4.0%      $ 52,565      6.0%
   GBT                                     $ 17,291     10.6%      $  6,507     4.0%      $  9,761      6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $136,438     13.1%      $ 83,137     8.0%      $103,921     10.0%
   SIS Bank                                $114,825     13.1%      $ 70,087     8.0%      $ 87,609     10.0%
   GBT                                     $ 19,344     11.9%      $ 13,014     8.0%      $ 16,268     10.0%

Interest Rate Risk Management
Using management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was liability sensitive by $51.4 million or 2.79% of total assets at June 30, 1998. The following table sets forth the amounts of assets and liabilities outstanding at June 30, 1998, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable, however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes the assumptions used in creating this table.

                                                                           GAP Position
                                                                         At June 30, 1998
                                            ---------------------------------------------------------------------------
                                                            More than six
                                             Less than      months less
                                             six months    than one year    1 - 5 Years     Over 5 Yrs      TOTAL
                                            -----------   ---------------   -----------     ----------   ----------
                                                                      (Dollars In Thousands)
Assets:
Federal funds sold and
   interest bearing deposits               $   42,765      $     --         $     --        $     --     $   42,765
Investment securities                         304,377         159,363          269,917          67,055      800,712
Residential real estate loans                  78,483          47,228          103,050          27,011      255,772
Commercial real estate loans                   42,222          18,575          105,004          15,675      181,476
Commercial loans                              102,993          19,017          138,220           6,390      266,620
Home equity loans                             109,122           4,296           33,203          24,840      171,461
Consumer loans                                  7,816           1,568            5,061             254       14,699
Other assets                                     --              --               --           108,157      108,157
                                           ----------      ----------       ----------      ----------   ----------
Total assets                               $  687,778      $  250,047       $  654,455      $  249,382   $1,841,662
                                           ==========      ==========       ==========      ==========   ==========
Liabilities & stockholders' equity:
Savings accounts                           $   33,342      $   33,342       $  155,413      $     --     $  222,097
NOW accounts                                   13,260          13,260           61,878            --         88,398
Money market accounts                          82,880          74,322           99,185            --        256,387
Time deposits                                 384,051         122,318           60,411           1,282      568,062
Borrowed funds                                132,561          22,777          138,287          42,417      336,042
Other liabilities & stockholders' equity       38,544          38,544          115,626         177,962      370,676
                                           ----------      ----------       ----------      ----------   ----------
Total liabilities & stockholders' equity   $  684,638      $  304,563       $  630,800      $  221,661   $1,841,662
                                           ==========      ==========       ==========      ==========   ==========

Period GAP position                        $    3,140      $  (54,516)      $   23,655      $   27,721

Net period GAP as a percentage of total
   assets                                        0.17%          (2.96%)           1.28%           1.51%

Cumulative GAP                             $    3,140      $  (51,376)      $  (27,721)           --

Cumulative GAP as a percentage of total
   assets                                        0.17%          (2.79%)          (1.51%)          --

Cumulative GAP as a percentage of total
   interest-earning assets                       0.18%          (2.96%)          (1.60%)          --

Cumulative interest-earning assets as a
   percentage of cumulative interest-bearing
   liabilities                                 106.45%         102.82%          111.56%         117.85%

For purposes of the above interest sensitivity analysis:

             Residential loans held for sale at June 30, 1998 totaling $19.6 million are in the less than six month interest sensitivity period.

             Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by their next repricing date. In both cases, assets that have prepayment optionality are adjusted for the Company's estimate of prepayments.

             Loans do not include non-accrual loans of $3.6 million.

             Loans do not include the allowance for loan loss of $23.5 million.

             In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current interest rate environment and the Company's historical experience. Management reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.

                - Savings accounts are assumed to decay at an annual rate of
                  30%.
                - NOW accounts are assumed to decay at an annual rate of 30%.
                - Money market accounts are assumed to decay at an annual rate of 60%.
                - Non-interest bearing accounts of $192.0 million are included in other liabilities and are assumed to decay at an annual rate of 40%.

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

Market Risk
As a financial institution, the Company's chief market risk is interest rate risk. The Company has no exposure to foreign currency or commodity prices. Its exposure to equity prices is limited to marketable equity securities contained within its available for sale investment portfolio. At June 30, 1998 the Company did not have a trading portfolio.

Interest rate risk is the sensitivity of income to variations in interest rates over defined time horizons. The primary goal of interest rate risk management is to control this risk within limits and guidelines approved by the Company's Asset/Liability Management Committee (ALCO). These limits and guidelines reflect the Company's tolerance for interest rate risk.

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

At June 30, 1998 and December 31, 1997, the Company had no outstanding exposures to off-balance sheet interest rate instruments such as swaps, forwards or futures. GBT held derivative financial instruments during 1997. However, in December, 1997 concurrent with the acquisition of GBT, the Company sold its position in these instruments. At June 30, 1998 the Company held no derivative financial instruments.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Default upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.                Exhibit                                      Location

2.    Plan of Acquisition, Reorganization, Arrangement, Liquidation,
      or Succession
2.1      Agreement and Plan of Merger, dated as of July 20, 1998,
         among People's Heritage Financial Group, Inc. ("PHFG")
         and SIS Bancorp, Inc. (the "Company").                           (1)

10.   Material Contracts
10.1     Stock Option Agreement, dated as of July 20, 1998, between
         the Company and PHFG                                             (1)

10.2     Amendment,  dated as of July 20, 1998, to Rights Agreement, dated as of January 12,  1997,  between the  Company  and
         ChaseMellon  Shareholder Services L.L.C., as Rights Agent        (1)

10.3     Amendment to Employment Agreement with John F. Treanor dated
         July 15, 1998.

10.4 Form of Severance Agreement for certain Vice Presidents (Messrs. Prybylo, Merenda, Oleksak, Ms. Jatkevicius,
         Ms. Bourque, Ms. Bigda Parent, Ms. Sotir Katz, Ms.Chang) of SIS Bank, a wholly owned subsidiary of the Company.

10.5     Severance  Agreement for David  Glidden,  Senior Vice
         President of SIS Bank, a wholly owned subsidiary of the Company.

Locations of Exhibits if not attached hereto:

         (1) Incorporated by reference to PHFG's Current Report on Form 8-K dated July 20, 1998, as amended.

(b)      Reports on Form 8-K
         On July 21, 1998, the Company filed a Current Report on Form 8-K reporting the signing of an Agreement and Plan for Merger dated July 20, 1998 between the Company and People's Heritage Financial Corporation.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SIS BANCORP, INC.
                                   (Registrant)


August 14, 1998                  /s/ F. William Marshall, Jr.
Date                             F . William Marshall, Jr.
                                 President and Chief Executive Officer




August 14, 1998                  /s/ John F. Treanor
Date                             John F. Treanor
                                 Executive Vice President, Chief Operating
                                 Officer and Chief Financial Officer