Form 10-Q
period 1998-09-30
SIS BANCORP INC
filed 1998-11-13
CIK 1013049

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09/30/98

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 7,188,645 shares as of November 6, 1998.

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

                                      INDEX


                                                                        PAGE NO.

   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet
   at September 30, 1998 and December 31, 1997...............................1

   Condensed Consolidated Statement of Operations for the
   three and nine months ended September 30, 1998 and 1997...................2

   Condensed Consolidated Statement of Cash Flows for the
   nine months ended September 30, 1998 and 1997.............................3

   Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the nine months ended September 30, 1998 and 1997.....................5

   Notes to the Unaudited Financial Statements...............................6


   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................8


   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings................................................29

   Item 2. Changes in Securities............................................29

   Item 3. Default upon Senior Securities...................................29

   Item 4. Submission of Matters to a Vote of Security Holders..............29

   Item 5. Other Information................................................29

   Item 6. Exhibits and Reports on Form 8-K.................................29


   SIGNATURES...............................................................30

                                           SIS BANCORP, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (Dollars In Thousands)


                                                                                       (Unaudited)
                                                                                      September 30,       December 31,
                                                                                          1998               1997
                                                                                      -------------      -------------
ASSETS

Cash and due from banks                                                               $    37,225         $    50,297
Federal funds sold and short term investments                                              52,242              17,317
Investment securities available for sale                                                  619,420             576,108
Investment securities held to maturity (fair value: $245,202 at September 30,
  1998 and $193,396 at December 31, 1997)                                                 244,238             193,007
Loans receivable, net of allowance for possible losses
  ($23,924 at September 30, 1998 and $22,724 at December 31, 1997)                        875,250             828,761
Accrued interest and dividends receivable                                                  11,676              10,749
Investments in real estate and real estate partnerships                                      --                 2,903
Foreclosed real estate, net                                                                   679               1,209
Bank premises, furniture and fixtures, net                                                 36,966              35,843
Other assets                                                                               22,722              17,424
                                                                                      -----------         -----------
    Total assets                                                                      $ 1,900,418         $ 1,733,618
                                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $ 1,343,063         $ 1,267,298
Federal Home Loan Bank advances                                                           203,251             184,121
Securities sold under agreements to repurchase                                            175,065             113,299
Loans payable                                                                               2,294               2,492
Mortgage escrow deposits                                                                    6,945               5,642
Accrued expenses and other liabilities                                                     30,660              35,294
                                                                                      -----------         -----------
    Total liabilities                                                                   1,761,278           1,608,146
                                                                                      -----------         -----------

Commitments and contingent liabilities                                                       --                  --

Stockholders' equity:
Preferred stock ($.01 par value; 5,000,000 shares
  authorized: no shares issued and outstanding)                                              --                  --
Common stock ($.01 par value; 25,000,000 shares authorized; shares issued: 7,170,956 at September 30, 1998 and 7,081,187 at December 31, 1997;
  shares outstanding: 7,170,956 at September 30, 1998 and 6,947,787 at
  December 31, 1997)                                                                           72                  71
Unearned compensation                                                                      (2,807)             (3,123)
Additional paid-in capital                                                                 57,259              54,755
Retained earnings                                                                          84,850              75,153
Accumulated other comprehensive income -
  net after tax unrealized gain (loss) on investment securities available for sale           (234)              2,133
Treasury stock, at cost (0 and 133,400 shares at September 30, 1998 and
  December 31, 1997, respectively)                                                           --                (3,517)
                                                                                      -----------         -----------
    Total stockholders' equity                                                            139,140             125,472
                                                                                      -----------         -----------
Total liabilities and stockholders' equity                                            $ 1,900,418         $ 1,733,618
                                                                                      ===========         ===========

                              See accompanying Notes to the Unaudited Financial Statements

                                                SIS BANCORP, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Dollars In Thousands Except Per Share Amounts)

                                                                  (Unaudited)                           (Unaudited)
                                                               Three Months Ended                      Nine Months Ended
                                                       ---------------------------------       ---------------------------------
                                                       September 30,       September 30,       September 30,       September 30,
                                                            1998               1997                1998                 1997
                                                       -------------       -------------       -------------       -------------
Interest and dividend income:
    Loans                                               $    18,934         $    17,426         $    54,963         $    50,368
    Investment securities available for sale                  9,090               8,914              26,031              26,600
    Investment securities held to maturity                    3,901               3,519              11,067              10,988
    Investment securities held for trading                     --                     3                --                     8
    Federal funds sold and short term investments               505                 378               1,596                 808
                                                        -----------         -----------         -----------         -----------
             Total interest and dividend income              32,430              30,240              93,657              88,772
                                                        -----------         -----------         -----------         -----------
Interest expense:
    Deposits                                                 11,265              10,619              32,834              30,969
    Borrowings                                                5,171               4,596              14,193              12,800
                                                        -----------         -----------         -----------         -----------
             Total interest expense                          16,436              15,215              47,027              43,769
                                                        -----------         -----------         -----------         -----------
Net interest and dividend income                             15,994              15,025              46,630              45,003
Less: Provision for possible loan losses                        252                 466                 755               1,431
                                                        -----------         -----------         -----------         -----------
Net interest and dividend income after provision
    for possible loan losses                                 15,742              14,559              45,875              43,572

Noninterest income:
    Net gain on sale of loans                                   362                 136                 986                 328
    Net gain on sale of securities available for sale             1                  17                   3                  77
    Net gain on sale of securities held for trading            --                    24                --                    43
    Fees and other income                                     4,180               4,044              12,059              11,038
                                                        -----------         -----------         -----------         -----------
             Total noninterest income                         4,543               4,221              13,048              11,486
                                                        -----------         -----------         -----------         -----------

Noninterest expense:
    Operating expenses:
        Salaries and employee benefits                        6,870               6,203              19,725              18,258
        Occupancy expense of bank premises, net               1,295               1,214               3,835               3,573
        Furniture and equipment expense                         844                 858               2,739               2,421
        Other operating expenses                              5,071               4,312              13,553              12,683
                                                        -----------         -----------         -----------         -----------
             Total operating expenses                        14,080              12,587              39,852              36,935
                                                        -----------         -----------         -----------         -----------
    Foreclosed real estate (income) expense                     (61)                100                   7                  15
    Net (income) expense of real estate operations           (1,149)                (63)             (1,740)                416
                                                        -----------         -----------         -----------         -----------
             Total noninterest expense                       12,870              12,624              38,119              37,366

Income before income tax expense                              7,415               6,156              20,804              17,692
Income tax expense                                            2,817               2,327               7,905               6,867
                                                        -----------         -----------         -----------         -----------
             Net income                                 $     4,598         $     3,829         $    12,899         $    10,825
                                                        ===========         ===========         ===========         ===========

Earnings per share:
    Basic                                               $      0.66         $      0.59         $      1.89         $      1.64
    Diluted                                             $      0.63         $      0.56         $      1.79         $      1.57

Weighted average shares outstanding:
     Basic                                                6,931,805           6,513,970           6,834,836           6,591,452
     Diluted                                              7,256,700           6,828,948           7,211,812           6,891,860



                                   See accompanying Notes to the Unaudited Financial Statements

                                                                2

                                         SIS BANCORP, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Dollars In Thousands)

                                                                                         (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               --------------------------------
                                                                                  1998                   1997
                                                                               ---------              ---------
Cash Flows From Operating Activities
Net income                                                                     $  12,899              $  10,825
Adjustments to reconcile net income to net cash provided by
  operating activities
   Provision for possible loan losses                                                755                  1,431
   Provision for foreclosed real estate                                             --                        1
   Depreciation                                                                    3,351                  3,004
   Amortization of premium on investment securities, net                           3,831                  2,222
   ESOP and restricted stock expenses                                              1,912                  1,375
   Investment security gains                                                          (3)                  (120)
   Increase in assets held for trading                                              --                      (61)
   Income from equity investment in partnerships                                    --                        6
   Gain on sale of mortgage loans held for sale                                     (986)                  (328)
   Disbursements for mortgage loans held for sale                               (122,454)               (42,571)
   Receipts from mortgage loans held for sale                                    123,440                 42,899
   Gain on sale of fixed assets and real estate                                   (1,216)                  (171)
   Changes in assets and liabilities:
     Increase in other assets, net                                                (4,652)                (2,537)
     (Decrease) increase in accrued expenses and other liabilities                (3,301)                 8,239
                                                                               ---------              ---------
        Net cash provided by operating activities                                 13,576                 24,214
                                                                               ---------              ---------


Cash Flows From Investing Activities

   Proceeds from sale of investment securities available for sale                  2,358                 11,472
   Proceeds from maturities and principal payments received
     on investment securities available for sale                                 216,362                122,509
   Purchase of investment securities available for sale                         (269,302)              (210,216)
   Proceeds from maturities and principal payments received
     on investment securities held to maturity                                    64,700                 37,006
   Purchase of investment securities held to maturity                           (116,432)               (23,913)
   Net increase in loans receivable                                              (47,376)               (73,350)
   Net decrease in foreclosed real estate                                            662                    728
   Proceeds from sale of loans                                                      --                       92
   Proceeds from sale of investments in real estate                                3,592                   --
   Proceeds from sale of fixed assets                                                358                    135
   Purchase of fixed assets and other                                             (4,305)                (4,220)
                                                                               ---------              ---------
        Net cash used for investing activities                                  (149,383)              (139,757)
                                                                               ---------              ---------

                            See accompanying Notes to the Unaudited Financial Statements

                                         SIS BANCORP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                               (Dollars In Thousands)


                                                                                         (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               --------------------------------
                                                                                  1998                   1997
                                                                               ---------              ---------
Cash Flows from Financing Activities

   Net increase in deposits                                                       75,765                 74,123
   Net increase in borrowings                                                     80,698                 37,139
   Net increase in mortgagors' escrow deposits                                     1,303                  2,109
   Net proceeds from exercise of stock options                                     3,096                    168
   Repurchase/retirement of common stock                                            --                   (4,193)
   Cash dividends paid                                                            (3,202)                (2,478)
                                                                               ---------              ---------
        Net cash provided by financing activities                                157,660                106,868
                                                                               ---------              ---------

Increase in cash and cash equivalents                                             21,853                 (8,675)

Cash and cash equivalents, beginning of period                                    67,614                 68,090
                                                                               ---------              ---------

Cash and cash equivalents, end of period                                       $  89,467              $  59,415
                                                                               =========              =========


Supplemental disclosures of cash flow information:
   Cash paid during the year for interest to depositors
      and interest on debt                                                     $  46,588              $  36,269

   Income taxes paid                                                           $   6,129              $     506

Non-cash investing activities:
   Transfers to foreclosed real estate, net                                    $     132              $     917



                            See accompanying Notes to the Unaudited Financial Statements

                                                 SIS BANCORP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For The Nine Months Ended September 30, 1998 and 1997
                                                       (Dollars In Thousands)

                                                                                                                Accumulated other
                                                                                                              comprehensive income:
                                                                                                                 Net unrealized
                                                                                     Additional                 gain (loss) on
                                                            Common       Unearned     Paid-In     Retained   investment securities
                                                             Stock     Compensation   Capital     Earnings     available for sale
                                                          ----------   ------------ -----------  ----------  ---------------------

Balance at December 31, 1997                               $      71   $  (3,123)   $  54,755    $  75,153          $   2,133
Net income                                                      --          --           --         12,899               --
Cash dividends declared                                         --          --           --         (3,202)              --
Net issuance of common stock in connection with employee
  and non-employee directors benefit programs                      1        (567)       1,475         --                 --
Decrease in unearned compensation                               --           883        1,029         --                 --
Change in unrealized gain on investment
  securities available for sale                                 --          --           --           --               (2,367)
                                                           ---------   ---------    ---------    ---------          ---------
Balance at September 30, 1998                              $      72   $  (2,807)   $  57,259    $  84,850          $    (234)
                                                           =========   =========    =========    =========          =========


Balance at December 31, 1996                               $      71   $  (3,693)   $  53,836    $  67,119          $   1,453
Net income                                                      --          --           --         10,825               --
Cash dividends declared                                         --          --           --         (2,478)              --
Net issuance of common stock in connection with employee
  and non-employee directors benefit programs                   --           (98)         (68)        --                 --
Decrease in unearned compensation                               --           755          620         --                 --
Change in unrealized gain on investment
  securities available for sale                                 --          --           --           --                1,165
Treasury stock purchased                                        --          --           --           --                 --
                                                           ---------   ---------    ---------    ---------          ---------
Balance at September 30, 1997                              $      71   $  (3,036)   $  54,388    $  75,466          $   2,618
                                                           =========   =========    =========    =========          =========


                                                          Treasury Stock
                                                             at Cost               Total
                                                          --------------        -----------

Balance at December 31, 1997                                $  (3,517)           $ 125,472
Net income                                                       --                 12,899
Cash dividends declared                                          --                 (3,202)
Net issuance of common stock in connection with employee
  and non-employee directors benefit programs                   3,517                4,426
Decrease in unearned compensation                                --                  1,912
Change in unrealized gain on investment
  securities available for sale                                  --                 (2,367)
                                                            ---------            ---------
Balance at September 30, 1998                               $    --              $ 139,140
                                                            =========            =========


Balance at December 31, 1996                                $    --              $ 118,786
Net income                                                       --                 10,825
Cash dividends declared                                          --                 (2,478)
Net issuance of common stock in connection with employee
  and non-employee directors benefit programs                     333                  167
Decrease in unearned compensation                                --                  1,375
Change in unrealized gain on investment
  securities available for sale                                  --                  1,165
Treasury stock purchased                                       (4,193)              (4,193)
                                                            ---------            ---------
Balance at September 30, 1997                               $  (3,860)           $ 125,647
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

2. New Accounting Pronouncements
In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income" which establishes standards for disclosure of comprehensive income. Comprehensive income represents net income for a period plus the change in equity of a business during a period from non-shareholder sources. Excluding net income, the Company's only source of comprehensive income is its unrealized gain (loss) on investment securities available for sale, net of tax. SFAS 130 requires the restatement of prior periods for comparative purposes. The Company adopted SFAS 130 on January 1, 1998. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations. Total comprehensive income for the three and nine months ended September 30, 1998 was $4.3 million and $13.9 million, respectively compared to $5.5 million and $13.9 million, respectively for the three and nine months ended September 30, 1997.

In June 1997, the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report financial and descriptive information about operating segments. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. The Company adopted SFAS 131 on January 1, 1998. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

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

3. Earnings Per Share
Basic and diluted net income per share and weighted average shares outstanding follow (dollars in thousands, except per share amounts):

                                                         (Unaudited)                             (Unaudited)
                                                      Three months ended                      Nine months ended
                                              ---------------------------------       ---------------------------------
                                              September 30,       September 30,       September 30,       September 30,
                                                  1998                1997                1998                1997
                                              ------------        -------------       -------------       -------------
Net income                                    $    4,598          $    3,829          $   12,899          $   10,825
Weighted average shares outstanding:
  Basic                                        6,931,805           6,513,970           6,834,836           6,591,452
     Effect of dilutive securities:
         Stock options                           307,085             287,156             328,388             257,093
         Restricted stock                         17,810              27,822              48,588              43,315
                                              ----------          ----------          ----------          ----------
  Diluted                                      7,256,700           6,828,948           7,211,812           6,891,860
                                              ==========          ==========          ==========          ==========

Net income per share:
    Basic                                     $     0.66          $     0.59          $     1.89          $     1.64
    Diluted                                   $     0.63          $     0.56          $     1.79          $     1.57

4. Dividend Policy
The Company paid a cash dividend in the amount of $0.16 per share on August 24, 1998. On October 20, 1998 the Company declared a dividend of $0.16 per share payable on or about November 23, 1998 to shareholders of record as of the close of business on November 2, 1998.

5. Divestment Related Charges
The Company had certain subsidiaries that engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Company terminated its real estate development activities and has completed the sale of its remaining real estate investments. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of its real estate investment and brokerage subsidiaries, Colebrook Inc. and subsidiaries ("Colebrook"). The $1.0 million reserve consisted of $0.7 million in severance and benefit accruals and $0.3 million for professional and other expenses.

The Company completed its divestment of Colebrook on July 21, 1998 with the sale of its sole remaining real estate investment for net proceeds of $3.6 million. The Company recognized a gain of $1.1 million related to the sale which is included in net income of real estate operations.

Based upon final terms of the divestment, related expenses were $0.6 million, consisting of $0.3 million in severance and benefits and $0.3 million in professional and other expenses. The remaining reserve balance of $0.4 million, primarily related to unused severance, was reversed in June 1998 and is reflected in net income of real estate operations.

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

On July 20, 1998, the Company entered into an Agreement and Plan of Merger with Peoples Heritage Financial Group, Inc. ("PHFG"), pursuant to which the Company would be acquired by PHFG, SIS Bank would be merged into PHFG's Massachusetts banking subsidiary and the Company's shareholders would receive, subject to adjustment under certain circumstances, 2.25 shares of PHFG common stock for each outstanding share of the Company's common stock. The Company expects its pending acquisition by PHFG to be completed, subject to the parties' receipt of all necessary approvals from the Board of Governors of the Federal Reserve System ("FRB"), the Office of Thrift Supervision, the Maine Bureau of Banking ("Maine Bureau"), the Massachusetts Board of Bank Incorporation and the Connecticut Commissioner of Banks, prior to December 31, 1998. PHFG has currently received the required approvals of the FRB and the Maine Bureau. The Company's shareholders have approved the pending acquisition at a special meeting held on November 12, 1998.

Year 2000
The Year 2000 issue exists because many computer systems and applications (including those in non-information technology equipment and systems) currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly interpret dates beyond the year 1999 may cause business disruptions as systems process critical financial and operational information incorrectly.

During 1997, the Company formed a Year 2000 team to develop and execute the Year 2000 project and has developed an implementation plan to resolve its Year 2000 issues. The Company is addressing this issue in accordance with the guidance set forth in various statements that have been issued by the Federal Financial Institutions Examination Council. The Company is also monitored in its Year 2000 efforts by reports to, and examinations by, various regulators, including the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Massachusetts and Connecticut Commissioners of Banks. The Year 2000 project has been designated as the highest priority activity of the Company's Information Technology Department. Since 1997, the Company has been reviewing its systems and programs to identify those that contain two-digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Year 2000 compliance. In addition, the Company is actively working with its major third-party vendors and large commercial borrowers to assess their compliance and remediation efforts.

The Company has identified the following phases of the Year 2000 project. In the awareness phase, the Company defined the Year 2000 issue, communicated the Year 2000 issue to all employees and its Board of Directors and obtained executive level support and funding. In the assessment phase, the Company created a comprehensive Year 2000 plan which includes conducting an inventory of all systems which may be affected by the Year 2000 issue including facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third-party vendors, and assessing risk of non-compliance for each identified system. In the renovation phase, the Company renovates or fixes certain systems, while all others are replaced or retired. In the validation phase, the Company conducts testing to ensure all systems, including renovated systems, are Year 2000 compliant for present and future dates. Finally, in the implementation phase, the Company places compliant systems in production.

As of September 30, 1998, the Company had completed the remedial phases associated with awareness and assessment and was conducting the procedures associated with the renovation and validation phases. The Company expects to complete all critical renovations by December 31, 1998. The Company had completed test plans as of June 30, 1998 and expects to complete testing of internal systems by December 31, 1998 and external testing of third-party vendor systems by March 31, 1999. The Company's core processing systems, including general ledger, home equity line, commercial loan, investments and deposit applications, have been upgraded to Year 2000 compliant versions, tested, and implemented. The Company is also in the process of verifying that critical third party vendors and large commercial borrowers have adequately addressed their own systems issues. In connection with this verification, the Company will determine whether its loan loss reserves are adequate in light of any additional risk associated with the Company's loan portfolio due to commercial borrowers' Year 2000 issues.

The primary costs associated with the Year 2000 issue consist of expenses for the replacement or upgrade of third party systems, the replacement of personal computers and professional services costs. The Company may also incur expenses related to the repair or replacement of non-computer equipment with embedded technology such as elevators and bank vaults. The Company presently estimates that the Company's total direct, out-of-pocket cost relating to the Year 2000 issue to be approximately $0.7 million of which approximately $18 thousand had been incurred through September 30, 1998. With the exception of the Year 2000 project leader, this direct cost does not include salary and overhead expenses of employees from various departments within the Company which devote a portion of their time to the Year 2000 project. These indirect costs are included in the Company's normal operating expenses. It is anticipated that a substantial portion of the total cost will be incurred over the next 15 months and will be expensed as incurred.

There are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems. Such failures could have a material adverse effect on the Company and may cause system malfunctions, incorrect or incomplete transaction processing, and the inability to reconcile accounting books and records. Even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failure of third-party vendors or large commercial loan borrowers to remediate their own Year 2000 issues. A timely resolution of the Year 2000 issues depends largely upon the expertise and advice of outside vendors retained by the Company to both modify the Company's existing software and develop new software to address current internal systems deficiencies. The Company is presently unaware of any situation where any vendor or large commercial borrower will not be able to modify its products and systems in a timely manner. If the above mentioned risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's franchise, and legal liability. The Company intends to document Year 2000 contingency plans during 1999 to address these potential risks.

The Company is currently not aware of any Year 2000 problem for which a solution is not available. In addition, the Company is not aware of any obstacles or issues that are presently anticipated in connection with the resolution of Year 2000 issues that are likely to cause significant operational problems or are otherwise expected to have a material adverse effect on the Company's financial condition or results of operations.

Results of Operations for the Three Months Ended September 30, 1998 and September 30, 1997

The Company reported net income of $4.6 million, or $0.63 per diluted share for the three months ended September 30, 1998 as compared to net income of $3.8 million, or $0.56 per diluted share for the same period last year. These results primarily reflect increases in net interest income, noninterest income and net income of real estate operations as well as lower provisions for possible loan losses, partially offset by an increase in operating expenses.

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

                                                               Three Months Ended September 30,
                                          ------------------------------------------------------------------------------------------
                                                            1998                                          1997
                                          -------------------------------------------  ---------------------------------------------
                                            Average                      Average          Average                       Average
                                           Balance (3)   Interest (1)  Yield/Cost (1)     Balance      Interest (1)   Yield/Cost (1)
                                          ------------ --------------  --------------  ------------   ------------   ---------------
                                                                    (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term investments  $  38,968       $   505          5.07%       $   27,678       $   379         5.36%
Investment securities held to maturity       245,350         3,901          6.36%          206,573         3,519         6.81%
Investment securities available for sale     605,438         9,361          6.18%          541,837         9,053         6.68%
Investment securites held for trading           --            --             --                552             4         2.84%
Residential real estate loans                237,556         4,707          7.93%          289,915         5,820         8.03%
Commercial real estate loans                 180,191         4,142          9.19%          177,145         3,957         8.94%
Commercial loans                             272,881         6,193          8.88%          202,713         4,433         8.56%
Home equity loans                            175,847         3,638          8.21%          144,958         2,927         8.01%
Consumer loans                                12,634           306          9.69%           10,125           289        11.42%
                                          ----------       -------        ------       -----------       -------       ------
Total interest-earning assets              1,768,865        32,753          7.41%        1,601,496        30,381         7.59%

Allowance for loan losses                    (23,667)                                      (21,624)
Non-interest-earning assets                  120,373                                       114,716
                                          ----------                                   -----------
Total assets                              $1,865,571       $32,753                     $ 1,694,588       $30,381
                                          ==========       =======                     ===========       =======
Interest-bearing liabilities:
Deposits
  Savings accounts                        $  221,045       $ 1,109          1.99%      $   264,720       $ 1,561         2.34%
  NOW accounts (2)                            39,863           106          1.05%           49,005           158         1.28%
  Money manager accounts (2)                  44,703           122          1.08%           31,572            85          --
  Money market accounts                      257,449         2,060          3.17%          206,880         1,736         3.33%
  Time deposit accounts                      586,144         7,868          5.33%          527,828         7,079         5.32%
                                          ----------       -------        ------       -----------       -------       ------
Total interest-bearing deposits            1,149,204        11,265          3.89%        1,080,005        10,619         3.90%

Borrowed funds                               357,596         5,171          5.66%          306,245         4,596         5.87%
                                          ----------       -------        ------       -----------       -------       ------
Total interest-bearing liabilities         1,506,800        16,436          4.33%        1,386,250        15,215         4.35%
Non-interest-bearing liabilities             224,332                                       188,216
                                          ----------                                   -----------
Total liabilities                          1,731,132                                     1,574,466
Total stockholders' equity                   134,439                                       120,122
                                          ----------                                   -----------
    Total liabilities and
      stockholders's equity               $1,865,571       $16,436                     $ 1,694,588       $15,215
                                          ==========       =======                     ===========       =======
Net interest income/spread                                 $16,317          3.08%                        $15,166         3.24%
                                                           =======        ======                         =======       ======
Net interest margin as a % of interest-
  earning assets                                                            3.69%                                        3.79%
                                                                          ======                                       ======
Tax equivalent adjustment                                  $   323                                       $   141
                                                           -------                                       -------
Net interest income/spread per Condensed
Consolidated Statement of Operations                       $15,994                                       $15,025
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

Net interest income on a fully taxable equivalent basis for the three months ended September 30, 1998 was $16.3 million compared to $15.2 million for the three months ended September 30, 1997, an increase of $1.1 million or 7.6%.

This increase was the result of a $167.4 million increase in interest-earning assets partially offset by a 10 basis point decrease in the net interest margin.

Total interest income was $32.8 million on a fully taxable equivalent basis for the three months ended September 30, 1998, an increase of $2.4 million or 7.8% from the same period last year. This increase is attributable to higher levels of interest-earning assets, partially offset by lower yields on interest-earning assets. Average interest-earning assets totaled $1.8 billion in the third quarter of 1998 compared to $1.6 billion in the third quarter of 1997, an increase of $167.4 million or 10.5% and were funded by higher deposit levels and borrowed funds. Average investments increased $101.8 million or 13.6%. Average loans increased $54.3 million as the Company continued to focus on the commercial and home equity market segments, which grew by $70.2 million or 34.6% and $30.9 million or 21.3%, respectively. Average commercial real estate loans increased $3.0 million or 1.7% reflecting growth in commercial construction lending. Average residential real estate loan balances declined $52.4 million or 18.1% for the three months ended September 30, 1998, reflecting amortization and prepayments of the existing loan portfolio, partially offset by new originations of adjustable rate mortgages. The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. Yields on interest-earning assets declined 18 basis points from the third quarter of 1997 primarily reflecting a lower level of interest rates on the Company's investment securities caused by increased prepayments of mortgage-backed securities which result in accelerated premium amortization. Accelerated prepayment speeds were the result of lower long-term interest rates which significantly increased refinancing activity.

Total interest expense was $16.4 million for the three months ended September 30, 1998 compared to $15.2 million during the same period in 1997, an increase of $1.2 million or 8.0%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits increased $69.2 million or 6.4%. This growth occurred primarily in time deposits which increased $58.3 million or 11.0% largely due to growth in time deposits of local municipalities. Borrowed funds averaged $357.6 million for the three months ended September 30, 1998 compared to $306.2 million for the same period in 1997. These borrowings were used to match fund fixed rate assets and manage the Company's interest rate risk position.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                                 Three months ended September 30,
                                                                        1998 versus 1997
                                                      ----------------------------------------------------
                                                                   Increase (Decrease) Due to
                                                      ----------------------------------------------------
                                                        Volume                Rate                 Net
                                                      ----------            ---------            ---------
                                                                          (Dollars In Thousands)
Interest-earning assets:
  Federal funds sold and
     interest bearing deposits                         $   150              $   (24)             $   126
  Investment securities held to maturity                   639                 (257)                 382
  Investment securities available for sale               1,023                 (715)                 308
  Investment securities held for trading                    (2)                  (2)                  (4)
  Residential real estate loans                         (1,044)                 (69)              (1,113)
  Commercial real estate loans                              69                  116                  185
  Commercial loans                                       1,563                  197                1,760
  Home equity loans                                        631                   80                  711
  Consumer loans                                            66                  (49)                  17
                                                       -------              -------              -------

Total interest-earning assets                            3,095                 (723)               2,372
                                                       -------              -------              -------

Interest-bearing liabilities:
Deposits:
  Savings accounts                                        (238)                (214)                (452)
  NOW accounts                                             (27)                 (25)                 (52)
  Money manager account                                     36                    1                   37
  Money market accounts                                    414                  (90)                 324
  Time deposit accounts                                    782                    7                  789
                                                       -------              -------              -------

Total deposits                                             967                 (321)                 646

Borrowed funds                                             757                 (182)                 575
                                                       -------              -------              -------

Total interest-bearing liabilities                       1,724                 (503)               1,221
                                                       -------              -------              -------

Change in net interest income                          $ 1,371              $  (220)             $ 1,151
                                                       =======              =======              =======



Provision for Possible Loan Losses

The Company's provision for possible loan losses was $0.3 million for the third quarter of 1998 compared to $0.5 million in the third quarter of 1997. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further information see "Balance Sheet Analysis - Non-performing Assets" and "- Allowance for Possible Loan Losses".

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:
                                                       Three months ended
                                                          September 30,
                                                      -------------------
                                                       1998         1997
                                                      ------       ------
                                                     (Dollars in Thousands)

Net gain on sale of loans                             $  362       $  136
Net gain on sale of securities                             1           17
Net gain on securities held for trading                 --             24
Loan charges and fees                                    733          854
Deposit related fees                                   2,219        1,962
Merchant processing fees                                 488          449
Other charges and fees                                   740          779
                                                      ------       ------
                                                      $4,543       $4,221
                                                      ======       ======

Non-interest income totaled $4.5 million for the third quarter of 1998 compared to $4.2 million for the same period in 1997, an increase of $0.3 million or 7.6%. Net gain on sale of loans increased $0.2 million due to an increase in mortgage production and corresponding sale of loans to the secondary market. Deposit service charges and fees increased $0.3 million due to fees associated with the Company's larger non-interest bearing deposit base. Loan charges and fees decreased $0.1 million reflecting a decline in the Company's mortgage servicing portfolio.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $6.9 million for the third quarter of 1998 compared to $6.2 million for the same period in 1997. This increase of $0.7 million reflects increased staffing related to new branch openings, branch-related support as well as support needed to meet increased residential origination volumes. In addition, the Company experienced higher benefit costs associated with restricted stock vesting and the Employee Stock Ownership Plan ("ESOP").

Occupancy Expense of Bank Premises
Occupancy expense totaled $1.3 million for the third quarter of 1998 compared to $1.2 million for the same period in 1997, an increase of $0.1 million which is attributed to the expense of new branch openings.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:
                                                       Three months ended
                                                          September 30,
                                                      -------------------
                                                       1998         1997
                                                      ------       ------
                                                     (Dollars in Thousands)

Marketing                                             $  884       $  470
Insurance                                                162          173
Professional services                                    906          846
Outside processing                                     1,418        1,262
Other                                                  1,701        1,561
                                                      ------       ------
                                                      $5,071       $4,312
                                                      ======       ======

Other operating expenses totaled $5.1 million for the third quarter of 1998 compared to $4.3 million for the third quarter of 1997, an increase of $0.8 million. Marketing expense increased $0.4 million due to additional radio and print advertisement as well as branch displays and brochures for GBT. Outside processing expenses increased $0.2 million and other operating expenses increased $0.1 million from the comparable period, reflecting costs associated with higher transaction and account volume resulting from the Company's consumer strategy. Professional services increased $0.1 million due to an increase in consulting fees partially offset by lower levels of home equity closing cost expense.

Net Expense of Real Estate Operations
The Company's former real estate investment and brokerage subsidiary, Colebrook, engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with FDICIA, the Company terminated its real estate development activities and has completed the sale of its remaining real estate investments. At September 30, 1998 the divestment of Colebrook was complete.

Net income of real estate operations for the third quarter of 1998 was $1.1 million compared to $0.1 million for the same period in 1997. Results for the third quarter of 1998 reflect a $1.1 million gain on the sale of a real estate investment.

Income Taxes
For the three months ended September 30, 1998 the Company recorded income tax expense of $2.8 million compared to expense of $2.3 million for the three months ended September 30, 1997. This increase is attributable to a 20.5% increase in pre-tax earnings.

Results of Operations for the Nine Months Ended September 30, 1998 and September 30, 1997

The Company reported net income of $12.9 million, or $1.79 per diluted share for the nine months ended September 30, 1998 as compared to net income of $10.8 million, or $1.57 per diluted share for the same period last year. These results reflect increases in net interest income, noninterest income and net income of real estate operations, as well as lower provisions for possible loan losses, partially offset by increases in operating expenses and income tax expense.

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

                                                                Nine Months Ended September 30,
                                          ------------------------------------------------------------------------------------------
                                                            1998                                          1997
                                          -------------------------------------------  ---------------------------------------------

                                            Average                      Average          Average                       Average
                                           Balance (3)   Interest (1)  Yield/Cost (1)     Balance      Interest (1)   Yield/Cost (1)
                                          ------------ --------------  --------------  ------------   ------------   ---------------
                                                                    (Dollars In Thousands)
Interest-earning assets:
Fed funds sold and short-term investments $    41,428    $  1,596         5.08%       $   20,198       $       808       5.28%
Investment securities held to maturity        226,026      11,067         6.53%          217,066            10,988       6.75%
Investment securities available for sale      576,993      26,750         6.18%          529,507            26,992       6.80%
Investment securities held for trading           --          --            --                505                12       3.13%
Residential real estate loans                 254,861      15,246         7.98%          290,164            17,351       7.97%
Commercial real estate loans                  183,596      12,403         9.01%          171,327            11,574       9.01%
Commercial loans                              241,922      16,037         8.74%          196,451            12,893       8.65%
Home equity loans                             167,370      10,445         8.34%          131,231             7,855       8.00%
Consumer loans                                 12,489         914         9.76%            9,504               779      10.93%
                                          -----------    --------        -----        ----------       -----------      -----

Total interest-earning assets               1,704,685      94,458         7.39%        1,565,953            89,252       7.60%

Allowance for loan losses                     (23,336)                                   (20,755)
Non-interest-earning assets                   123,942                                    113,301
                                          -----------                                 ----------
Total assets                              $ 1,805,291    $ 94,458                     $1,658,499       $    89,252
                                          ===========    ========                     ==========       ===========

Interest-bearing liabilities:
Deposits
  Savings accounts                        $   227,040    $  3,439         2.03%       $  263,041       $     4,600       2.34%
  NOW accounts (2)                             40,961         398         1.30%           69,811               623       1.19%
  Money manager accounts (2)                   47,463         406         1.14%           10,640                85        --
  Money market accounts                       249,594       6,065         3.25%          205,972             5,116       3.32%
  Time deposit accounts                       564,453      22,526         5.34%          518,460            20,545       5.30%
                                          -----------    --------        -----        ----------       -----------      -----
Total interest-bearing deposits             1,129,511      32,834         3.89%        1,067,924            30,969       3.88%

Borrowed funds                                327,595      14,193         5.71%          294,972            12,800       5.72%
                                          -----------    --------        -----        ----------       -----------      -----

Total interest-bearing liabilities          1,457,106      47,027         4.32%        1,362,896            43,769       4.29%
Non-interest-bearing liabilities              219,432                                    176,595
                                          -----------                                 ----------
Total liabilities                           1,676,538                                  1,539,491
Total stockholders' equity                    128,753                                    119,008
                                          -----------                                 ----------
    Total liabilities and
      stockholders' equity                $ 1,805,291    $ 47,027                     $1,658,499       $    43,769
                                          ===========    ========                     ==========       ===========

Net interest income/spread                               $ 47,431         3.07%                        $    45,483       3.31%
                                                         ========        =====                         ===========      =====

Net interest margin as a % of interest-
  earning assets                                                          3.71%                                          3.87%
                                                                         =====                                          =====

Tax equivalent adjustment                                $    801                                      $      480
                                                         --------                                      ----------
Net interest income/spread per Condensed
Consolidated Statement of Operations                     $ 46,630                                      $   45,003
                                                         ========                                      ==========

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

Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1998 was $47.4 million compared to $45.5 million for the nine months ended September 30, 1997, an increase of $1.9 million or 4.3%. This increase was the result of a $138.7 million increase in interest-earning assets partially offset by a 16 basis point decrease in the net interest margin.

Total interest income was $94.5 million on a fully taxable equivalent basis for the nine months ended September 30, 1998, an increase of $5.2 million or 5.8% from the same period last year. This increase is attributable to higher levels of interest-earning assets, partially offset by lower yields on interest-earning assets. Average interest-earning assets totaled $1.7 billion for the nine months ended September 30, 1998 compared to $1.6 billion for the nine months ended September 30, 1997, an increase of $138.7 million or 8.9% and were funded by higher deposit levels and borrowed funds. Average investments increased $55.9 million or 7.5%. Average loans increased $61.6 million as the Company continued to focus on the commercial and home equity market segments, which grew by $45.5 million or 23.1% and $36.1 million or 27.5%, respectively. Average commercial real estate loans increased $12.3 million or 7.2% reflecting growth in commercial construction lending. Average residential real estate loan balances declined $35.3 million or 12.2% for the nine months ended September 30, 1998, reflecting amortization and prepayments of the existing loan portfolio, partially offset by the origination of adjustable rate mortgages. The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. Yields on interest-earning assets declined 21 basis points from the nine months ended September 30, 1997 primarily reflecting a lower level of interest rates on the Company's investment securities caused by increased prepayments of mortgage-backed securities which result in accelerated premium amortization. Accelerated prepayment speeds were the result of lower long-term interest rates which significantly increased refinancing activity.

Total interest expense was $47.0 million for the nine months ended September 30, 1998 compared to $43.8 million during the same period in 1997, an increase of $3.2 million or 7.4%. This increase is attributable to increases in interest-bearing deposits and borrowed funds. Average interest-bearing deposits increased $61.6 million or 5.8%. This growth occurred primarily in time deposits which increased $46.0 million or 8.9% largely due to growth in deposits of local municipalities. Borrowed funds averaged $327.6 million for the nine months ended September 30, 1998 compared to $295.0 million for the same period in 1997. These borrowings were used to match fund fixed rate assets and manage the Company's interest rate risk position.

The following table presents the changes in net interest income (on a fully taxable equivalent basis) resulting from changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Changes which are attributable to both rate and volume have been allocated evenly between the change in rate and volume components.

                                                        Nine Months Ended September 30,
                                                               1998 versus 1997
                                                  ----------------------------------------
                                                        Increase (Decrease) Due to
                                                  ----------------------------------------
                                                    Volume           Rate           Net
                                                  ----------     -----------     ---------
                                                              (Dollars In Thousands)
Interest-earning assets:
  Federal funds sold and
     short term investments                        $   834         $   (46)      $   788
  Investment securities held to maturity               446            (367)           79
  Investment securities available for sale           2,310          (2,552)         (242)
  Investment securities held for trading                (6)             (6)          (12)
  Residential real estate loans                     (2,111)              6        (2,105)
  Commercial real estate loans                         829            --             829
  Commercial loans                                   2,999             145         3,144
  Home equity loans                                  2,209             381         2,590
  Consumer loans                                       232             (97)          135
                                                   -------         -------       -------
Total interest-earning assets                        7,742          (2,536)        5,206
                                                   -------         -------       -------

Interest-bearing liabilities:
Deposits:
  Savings accounts                                    (587)           (574)       (1,161)
  NOW accounts                                        (269)             44          (225)
  Money manager accounts                               305              16           321
  Money market accounts                              1,072            (123)          949
  Time deposit accounts                              1,828             152         1,981
                                                   -------         -------       -------
Total deposits                                       2,349            (484)        1,865
Borrowed funds                                       1,415             (22)        1,393
                                                   -------         -------       -------
Total interest-bearing liabilities                   3,764            (506)        3,258
                                                   -------         -------       -------
Change in net interest income                      $ 3,978         $(2,030)      $ 1,948
                                                   =======         =======       =======

Provision for Possible Loan Losses
The Company's provision for possible loan losses was $0.8 million for the nine months ended September 30, 1998 compared to $1.4 million for the same period in 1997. The provision for possible loan losses is based upon management's judgment of the amount necessary to maintain the allowance for possible loan losses at a level which is considered adequate. For further information see "Balance Sheet Analysis - Non-performing Assets" and "- Allowance for Possible Loan Losses".

Non-interest Income
Non-interest income is composed of fee income for bank services and gains or losses from the sale of assets. The components of non-interest income for the periods presented are as follows:

                                                       Nine months ended
                                                          September 30,
                                                      -------------------
                                                       1998         1997
                                                      ------       ------
                                                     (Dollars in Thousands)

Net gain on sale of loans                            $   986      $   328
Net gain on sale of securities                             3           77
Net gain on securities held for trading                 --             43
Loan charges and fees                                  2,276        2,355
Deposit related fees                                   6,293        5,564
Merchant processing fees                               1,398        1,358
Other charges and fees                                 2,092        1,761
                                                     -------      -------
                                                     $13,048      $11,486
                                                     =======      =======

Non-interest income totaled $13.0 million for the nine months ended September 30, 1998 compared to $11.5 million for the same period in 1997, an increase of $1.5 million or 13.6%. Deposit service charges and fees increased $0.7 million due to fees associated with the Company's larger non-interest bearing deposit base. Net gain on sale of loans increased $0.7 million due to an increase in mortgage production and corresponding sale of loans to the secondary market. Other charges and fees increased $0.3 million due to increases in brokerage service fees and fees associated with Business Manager, a commercial cash management product introduced by the Company in 1997, which involves the funding and management of accounts receivable for small-to-medium-sized business customers. Loan charges and fees decreased $0.1 million reflecting the decline in the residential mortgage servicing portfolio.

Non-interest Expense

Salaries and Benefits Expense
Salaries and benefits expense totaled $19.7 million for the nine months ended September 30, 1998 compared to $18.3 million for the same period in 1997, an increase of $1.4 million reflecting standard wage increases, increased staffing related to new branch openings, branch-related support, as well as support needed to meet increased residential origination volumes. In addition, the Company experienced higher benefit costs associated with restricted stock vesting and the ESOP.

Occupancy Expense of Bank Premises
Occupancy expense totaled $3.8 million for the nine months ended September 30, 1998 compared to $3.6 million for the same period in 1997, an increase of $0.2 million which is attributed to the expense of new branch openings.

Furniture and Equipment Expense
Furniture and equipment expense increased $0.3 million reflecting new branch openings as well as investments in new technology.

Other Operating Expense
The components of other operating expense for the periods presented are as follows:
                                                        Nine months ended
                                                          September 30,
                                                      -------------------
                                                       1998         1997
                                                      ------       ------
                                                     (Dollars in Thousands)

Marketing                                            $ 2,016      $ 1,568
Insurance                                                467          547
Professional services                                  2,030        2,436
Outside processing                                     4,114        3,650
Other                                                  4,926        4,482
                                                     -------      -------
                                                     $13,553      $12,683
                                                     =======      =======

Other operating expenses totaled $13.6 million for the nine months ended September 30, 1998 compared to $12.7 million for the same period in 1997, an increase of $0.9 million. Outside processing and other operating expenses increased $0.5 million and $0.4 million respectively, from the comparable period reflecting costs associated with higher transaction and account volumes resulting from the Company's consumer strategy. Marketing increased $0.4 million due to additional radio and print advertisement as well as branch displays and brochures for GBT. Professional services decreased $0.4 million due to lower levels of legal expenses.

Net Expense of Real Estate Operations
The Company's former real estate investment and brokerage subsidiary, Colebrook, engaged in various real estate investments, directly or in joint ventures with unaffiliated partners. In accordance with FDICIA, the Company terminated its real estate development activities and has completed the sale of its remaining real estate investments. At September 30, 1998 the divestment of Colebrook was complete.

Net income of real estate operations for the nine months ended September 30, 1998 was $1.7 million compared to net expense of $0.4 million for the same period in 1997. In the first quarter of 1997, the Company established a reserve of $1.0 million relating to the divestment of Colebrook which was partially offset by a $0.6 million gain on the sale of real estate property. Results for the nine months ended September 30, 1998 were influenced by a $1.1 million gain on the sale of a real estate investment in the third quarter, the second quarter reversal of the remaining $0.4 million Colebrook divestment reserve, as well as income of $0.2 million representing normal operating earnings.

Income Taxes
For the nine months ended September 30, 1998 the Company recorded income tax expense of $7.9 million compared to expense of $6.9 million for the nine months ended September 30, 1997. This increase is attributable to a 17.6% increase in pre-tax earnings, partially offset by a lower overall effective rate resulting from state tax planning strategies.

Balance Sheet Analysis - Comparison Of September 30, 1998 To December 31, 1997

Total assets increased from $1.7 billion at December 31, 1997 to $1.9 billion at September 30, 1998. This increase primarily reflects growth in investment securities and loans funded through an increase in deposits and wholesale borrowings.

Investments
The Company's investment portfolio increased $94.6 million from $769.1 million at December 31, 1997 to $863.7 million at September 30, 1998.

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

During 1997 GBT held trading securities. However, concurrent with the acquisition of GBT, the Company sold its position in these instruments. At September 30, 1998 and December 31, 1997, the Company held no trading securities.

The table below sets forth certain information regarding the amortized cost and fair value of the Company's investment portfolio at the dates indicated.

                                                                         September 30, 1998
                                                  -----------------------------------------------------------
                                                       Available for Sale                Held to Maturity
                                                  ----------------------------     --------------------------
                                                                       (Dollars In Thousands)
                                                   Amortized                        Amortized
                                                     Cost          Fair Value         Cost        Fair Value
                                                  -----------     ------------     ----------     -----------
U.S. Government and Agency obligations              $ 17,017         $ 17,119       $   --         $   --
Collateralized mortgage obligations                   46,690           46,804         12,854         12,994
Mortgage-backed securities                           495,842          493,756        165,705        166,017
Asset-backed securities                                 --               --           65,349         65,861
Other bonds and short term obligations                 8,968            9,591            330            330
Other securities                                      51,294           52,150           --             --
                                                    --------         --------       --------       --------
    Total                                           $619,811         $619,420       $244,238       $245,202
                                                    ========         ========       ========       ========
                                                                      December 31, 1997
                                                  -----------------------------------------------------------
                                                       Available for Sale                Held to Maturity
                                                  ----------------------------     --------------------------
                                                                       (Dollars In Thousands)
                                                   Amortized                        Amortized
                                                     Cost          Fair Value         Cost        Fair Value
                                                  -----------     ------------     ----------     -----------
U.S. Government and Agency obligations              $ 15,608         $ 15,636       $  2,400       $  2,391
Collateralized mortgage obligations                   51,273           51,415          2,934          2,953
Mortgage-backed securities                           458,659          460,478        141,282        141,563
Asset-backed securities                                 --               --           46,046         46,143
Other bonds and short term obligations                 8,966            9,355            345            346
Other securities                                      38,128           39,224           --             --
                                                    --------         --------       --------       --------
    Total                                           $572,634         $576,108       $193,007       $193,396
                                                    ========         ========       ========       ========

Loan Portfolio Composition
Gross loans comprised $896.2 million or 47.2% of total assets as of September 30, 1998. The following table sets forth information concerning the Company's loan portfolio in dollar amounts and percentages, by type of loan at September 30, 1998 and at December 31, 1997.

                                           September 30, 1998                   December 31, 1997
                                    --------------------------------    --------------------------------
                                                        Percent of                          Percent of
                                        Amount             Total            Amount             Total
                                    ---------------    -------------    --------------    --------------
                                                           (Dollars In Thousands)

Residential real estate loans          $235,738           26.30%            $281,457           33.13%
Commercial real estate loans            188,624           21.05%             185,226           21.80%
Commercial loans                        280,551           31.31%             212,869           25.06%
Home equity loans                       179,005           19.97%             158,753           18.69%
Consumer loans                           12,270            1.37%              11,189            1.32%
                                       --------          ------             --------          ------
   Total loans receivable, gross        896,188          100.00%             849,494          100.00%
                                       --------          ------             --------          ------
Less:
Unearned income and fees                 (2,986)                              (1,991)
Allowance for loan losses                23,924                               22,724
                                       --------                             --------
   Total loans receivable, net         $875,250                             $828,761
                                       ========                             ========



The Company continues to actively originate loans secured by first mortgages on one to four family residences, and offers a variety of fixed and adjustable rate mortgage loan products. The Company originates long-term fixed rate mortgages for sale in the secondary market and generally holds adjustable rate mortgages in the Company's loan portfolio. During the nine months ended September 30, 1998, the Company experienced an increase in prepayments in its adjustable rate mortgage portfolio. These prepayments offset new originations and resulted in a $45.7 million decrease in residential real estate balances between December 31, 1997 and September 30, 1998.

During the nine months ended September 30, 1998, commercial loan balances increased $67.7 million, reflecting the Company's continued focus on lending activities in the local business market. Home equity loans increased $20.3 million from December 31, 1997 to September 30, 1998 as the Company continues to actively promote home equity products.

Non-performing Assets
Non-performing assets declined from $8.1 million at December 31, 1997 to $5.0 million at September 30, 1998. The decline is primarily attributed to the movement of non-accrual loans to accrual status. The following table sets forth information regarding the components of non-performing assets for the periods presented:

                                              September 30,     December 31,
                                                  1998             1997
                                              -------------     ------------
                                                  (Dollars In Thousands)
Non-accrual loans (1):
   Residential real estate loans                   $1,132          $1,211
   Commercial real estate loans                       675           1,542
   Commercial loans                                 1,561           2,414
   Home equity loans                                  282             181
   Consumer loans                                      27               4
                                                   ------          ------
   Total non-accrual loans                          3,677           5,352
                                                   ------          ------

Loans past due 90 days still accruing (2)             371             431
                                                   ------          ------
   Total non-performing loans                       4,048           5,783
Foreclosed real estate (3)                            679           1,209
Restructured loans on accrual status (4)              275           1,124
                                                   ------          ------
   Total non-performing assets                     $5,002          $8,116
                                                   ======          ======

Total non-performing loans to total
   gross loans                                       0.45%           0.68%

Total non-performing assets to total
   assets                                            0.26%           0.47%

Allowance for possible losses to
   non-performing loans                            591.01%         392.94%

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

The principal amount of non-performing loans including non-performing restructured loans aggregated $4.0 million at September 30, 1998 and $5.8 million at December 31, 1997. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $0.3 million and $0.4 million for the nine months ended September 30, 1998 and 1997, respectively. Interest income recorded on these loans for the nine months ended September 30, 1998 and 1997 was $0.1 million and $0.3 million, respectively.

The principal amount of accruing restructured loans aggregated $0.3 million at September 30, 1998 compared to $1.1 million at December 31, 1997, a decrease of $0.8 million. Interest income that would have been recorded if the loans had been performing within their original terms aggregated $18 thousand and $0.2 million for the periods ended September 30, 1998 and 1997, respectively. Interest income recorded on these loans amounted to $21 thousand and $0.1 million for the nine months ended September 30, 1998 and 1997, respectively.

Watch List Loans
The Company maintains a "watch list" of loans, which represents performing loans that have potential weaknesses that require management's attention. These potential weaknesses may stem from a variety of factors including, among other things, economic or market conditions, adverse conditions in the obligor's operations or financial condition weaknesses. Watch list loans totaled $17.2 million and $24.1 million at September 30, 1998 and December 31, 1997, respectively.

Classified Loans
The Company's Credit Grade Policy (the "Policy") provides for the classification of loans considered to be of lesser quality as "substandard", "doubtful", or "loss" loans. A loan is considered substandard under the Policy if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Loans classified as doubtful, of which the Company has none, have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "improbable." Loans characterized as loss, of which the Company has none, are those considered "uncollectible" and of such little value that their continuance as bankable assets is not warranted. Classified loans, all of which are categorized substandard, totaled $9.5 million and $6.2 million at September 30, 1998 and December 31, 1997, respectively. Included in these amounts are $3.7 million and $5.4 million of loans which have been reported as non-performing assets at September 30, 1998 and December 31, 1997, respectively.

Allowance for Possible Loan Losses
The allowance for possible loan losses reflects an amount that, in management's judgment, is adequate to provide for potential losses in the loan portfolio. In addition, examinations of the adequacy of the loan loss reserve are conducted periodically by various regulatory agencies. The allowance for possible loan losses at September 30, 1998 was $23.9 million, compared to $22.5 million at September 30, 1997.

The activity in the allowance for possible loan losses for the nine months ended September 30, 1998 and 1997 was as follows:

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  ----------------------
                                                                    1998          1997
                                                                  ---------    ---------
                                                                  (Dollars In Thousands)

Balance, beginning of period                                      $ 22,724     $ 19,549
Provision for loan losses                                              755        1,431
Charge-offs:
  Residential real estate loans                                       (268)        (202)
  Commercial real estate loans                                        (426)        (721)
  Commercial loans                                                    (324)        (459)
  Home equity loans                                                    (41)        (135)
  Consumer loans                                                      (184)        (200)
  Merchant processing                                                  (55)         (51)
                                                                  --------     --------
    Total charge-offs                                               (1,298)      (1,768)
Recoveries:
  Residential real estate loans                                       --              2
  Commercial real estate loans                                       1,277        2,821
  Commercial loans                                                     420          331
  Home equity loans                                                     12           80
  Consumer loans                                                        34           38
  Merchant processing                                                 --           --
                                                                  --------     --------
    Total recoveries                                                 1,743        3,272
                                                                  --------     --------
Net recoveries (charge-offs)                                           445        1,504
Balance, end of period                                            $ 23,924     $ 22,484
                                                                  ========     ========

Ratio of net loan recoveries (charge-offs) during the period to
    average loans outstanding during the period                       0.05%        0.19%
Ratio of allowance for possible loan losses to total loans
    at the end of the period                                          2.67%        2.65%
Ratio of allowance for possible loan losses to non-performing
    loans at the end of the period                                  591.01%      360.26%


At September 30, 1998, the recorded investment in loans that are considered impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan" was $8.5 million. Included in this amount is $1.4 million of impaired loans for which the related SFAS 114 allowance is $0.5 million and $7.2 million of impaired loans for which the SFAS 114 allowance is zero. The average recorded investment in impaired loans during the three and nine months ended September 30, 1998 was approximately $8.2 million and $8.6 million, respectively. For the three and nine month periods ended September 30, 1998, the Company recognized interest income on these impaired loans of $0.1 million and $0.4 million, respectively.

The following table shows the allocation of the allowance for possible loan losses to the various types of loans as well as the percentage of allowance for possible loan losses in each category to total allowance for possible loan loss.

                                                           September 30, 1998               December 31, 1997
                                                     ----------------------------    ---------------------------
                                                                        % of                           % of
                                                                        Total                          Total
                                                                    Allowance for                  Allowance for
                                                       Amount        Loan Losses       Amount       Loan Losses
                                                    -----------     -------------     ---------    -------------
                                                                          (Dollars In Thousands)
Residential real estate loans                         $ 2,675           11.18%         $ 3,664        16.12%
Commercial real estate loans                            7,516           31.42%           5,632        24.78%
Commercial loans                                        9,025           37.73%           8,328        36.65%
Home equity loans                                       2,518           10.52%           3,183        14.01%
Consumer loans                                          1,008            4.21%           1,274         5.61%
Merchant processing                                     1,182            4.94%             643         2.83%
                                                      -------          ------          -------       ------
Total allowance for possible loan losses              $23,924          100.00%         $22,724       100.00%
                                                      =======          ======          =======       ======



Deposit Distribution
The principal source of funds for the Company are deposits from local consumers and businesses. There were no brokered deposits at September 30, 1998 or December 31, 1997. The Company's deposits consist of demand and NOW accounts, money manager accounts, passbook and statement savings accounts, money market accounts and time deposits. The following table presents the composition of deposits at the dates indicated:

                                      September 30, 1998           December 31, 1997
                                   -----------------------      -----------------------
                                                   Percent                     Percent
                                                      of                         of
                                      Amount        Total          Amount       Total
                                   ----------     --------      ----------    ---------
                                                  (Dollars In Thousands)
Demand deposits                    $  190,547       14.19%      $  171,343      13.52%
NOW accounts                           46,312        3.45%          51,412       4.06%
Money manager accounts (1)             39,398        2.93%          39,447       3.11%
Savings accounts                      217,861       16.22%         263,449      20.79%
Money market accounts                 253,066       18.84%         211,286      16.67%
Time deposits                         595,879       44.37%         530,361      41.85%
                                   ----------      ------       ----------     ------
   Total deposits                  $1,343,063      100.00%      $1,267,298     100.00%
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

Total deposits were $1.3 billion at both September 30, 1998 and December 31, 1997. Deposits increased $75.8 million with growth occurring primarily in demand deposits and time deposits. The $45.6 million decrease in savings accounts is offset by a comparable increase in money market accounts, which is attributable to the conversion of some savings accounts in connection with the GBT acquisition. Demand deposits increased $19.2 million reflecting growth in business deposits, as a result of active solicitation of these accounts, and consumer deposits, as customers continue to take advantage of free checking accounts offered as a result of the Company's consumer deposit strategy. The $65.5 million increase in time deposits is primarily attributable to growth in deposits of local municipalities.

Borrowings
Borrowings consist of FHLB advances, securities sold under agreements to repurchase, and loans payable related to the Company's ESOP. The Company generally uses borrowings to match fund fixed rate assets and manage the Company's interest rate risk position. Borrowings increased $80.7 million from $299.9 million at December 31, 1997 to $380.6 million at September 30, 1998 reflecting a portion of the funding for the growth in loans and investments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total average assets. Management believes, as of September 30, 1998, that the Company meets all capital adequacy requirements to which it is subject.

Under the FDIC's  regulatory  framework for prompt corrective  action,  both SIS
Bank and GBT are considered well capitalized as of September 30, 1998. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of September 30, 1998 the Company also qualified as well capitalized under the applicable Federal Reserve Board regulations.

Capital amounts and ratios are monitored by management for the Company, SIS Bank and GBT to ensure qualification as well capitalized. In connection with maintaining GBT's qualification as well capitalized the Company has discontinued GBT dividend payments to the parent company.

The actual capital amounts and ratios for the Company, SIS Bank and GBT are presented in the table below, no deductions were made from capital for interest-rate risk.

                                                                          Minimum                  Minimum
                                                                        Requirements             Requirements
                                                                        For Capital             To Qualify As
                                                  Actual             Adequacy Purposes         Well Capitalized
                                          --------------------  ------------------------   ----------------------
                                            Amount      Ratio      Amount       Ratio       Amount         Ratio
                                          ---------    -------  -----------   ----------   ---------      -------
                                                                  (Dollars In Thousands)

As of September 30, 1998:

Tier I Capital (to Average Assets)
   Company                                 $139,348      7.5%     $ 74,623       4.0%          N/A
   SIS Bank                                $115,416      7.4%     $ 62,821       4.0%       $ 78,527        5.0%
   GBT                                     $ 19,097      6.5%     $ 11,805       4.0%       $ 14,756        5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $139,348     11.5%     $ 48,507       4.0%       $ 72,761        6.0%
   SIS Bank                                $115,416     11.5%     $ 40,291       4.0%       $ 60,437        6.0%
   GBT                                     $ 19,097      9.3%     $  8,220       4.0%       $ 12,330        6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $154,601     12.7%     $ 97,014       8.0%       $121,268       10.0%
   SIS Bank                                $128,095     12.7%     $ 80,583       8.0%       $100,729       10.0%
   GBT                                     $ 21,671     10.6%     $ 16,439       8.0%       $ 20,549       10.0%

As of December 31, 1997:

Tier I Capital (to Average Assets)
   Company                                 $123,340      7.2%     $ 68,834       4.0%          N/A
   SIS Bank                                $103,780      7.1%     $ 58,358       4.0%       $ 72,947        5.0%
   GBT                                     $ 17,291      6.6%     $ 10,422       4.0%       $ 13,028        5.0%
Tier I Capital (to Risk Weighted Assets)
   Company                                 $123,340     11.9%     $ 41,568       4.0%       $ 62,352        6.0%
   SIS Bank                                $103,780     11.9%     $ 35,044       4.0%       $ 52,565        6.0%
   GBT                                     $ 17,291     10.6%     $  6,507       4.0%       $  9,761        6.0%
Total Capital (to Risk Weighted Assets)
   Company                                 $136,438     13.1%     $ 83,137       8.0%       $103,921       10.0%
   SIS Bank                                $114,825     13.1%     $ 70,087       8.0%       $ 87,609       10.0%
   GBT                                     $ 19,344     11.9%     $ 13,014       8.0%       $ 16,268       10.0%

Interest Rate Risk Management
Using management's estimates of asset prepayments and core deposit decay in its computation, the Company estimates that its cumulative one-year gap position was liability sensitive by $29.3 million or 1.54% of total assets at September 30, 1998. The following table sets forth the amounts of assets and liabilities outstanding at September 30, 1998, which are anticipated by the Company to mature or reprice in each of the future time periods shown using certain assumptions based on its historical experience, the current interest rate environment, and other data available to management. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable, however, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the assumptions used. Management periodically reviews and, when appropriate, changes the assumptions used in creating this table.

                                                                            GAP Position
                                                                        At September 30, 1998
                                                ----------------------------------------------------------------------
                                                               More than six
                                                 Less than      months less
                                                 six months    than one year   1 - 5 Years     Over 5 Yrs      TOTAL
                                                ------------  --------------   -----------    -----------   ----------
                                                                      (Dollars In Thousands)
Assets:
Federal funds sold and
   interest bearing deposits                     $   52,242     $     --       $     --       $     --      $   52,242
Investment securities                               323,351        189,285        287,172         63,850       863,658
Residential real estate loans                        55,406         55,362         96,449         27,720       234,937
Commercial real estate loans                         45,817         13,147        110,009         18,928       187,901
Commercial loans                                    105,263         14,893        148,952         10,521       279,629
Home equity loans                                   112,739          7,296         32,478         28,279       180,792
Consumer loans                                        6,391          1,027          4,820           --          12,238
Other assets                                           --             --             --           89,021        89,021
                                                 ----------     ----------     ----------     ----------    ----------

Total assets                                     $  701,209     $  281,010     $  679,880     $  238,319    $1,900,418
                                                 ==========     ==========     ==========     ==========    ==========

Liabilities & stockholders' equity:
Savings accounts                                 $   32,679     $   32,679     $  152,503     $     --      $  217,861
NOW accounts                                         12,858         12,857         59,995           --          85,710
Money market accounts                                75,920         75,920        101,226           --         253,066
Time deposits                                       406,201        131,077         57,382          1,219       595,879
Borrowed funds                                      142,242         12,914        188,518         36,936       380,610
Other liabilities & stockholders' equity             38,109         38,109        114,328        176,746       367,292
                                                 ----------     ----------     ----------     ----------    ----------

Total liabilities & stockholders' equity         $  708,009     $  303,556     $  673,952     $  214,901    $1,900,418
                                                 ==========     ==========     ==========     ==========    ==========

Period GAP position                              $   (6,800)    $  (22,546)    $    5,928     $   23,418

Net period GAP as a percentage of total assets        (0.35%)        (1.19%)         0.31%         1.23%

Cumulative GAP                                   $   (6,800)    $  (29,346)    $  (23,418)           --

Cumulative GAP as a percentage of total
   assets                                             (0.35%)        (1.54%)        (1.23%)          --

Cumulative GAP as a percentage of total
   interest-earning assets                            (0.38%)        (1.62%)        (1.29%)          --

Cumulative interest-earning assets as a
   percentage of cumulative interest-bearing         104.67%        105.01%        111.18%       118.15%
   liabilities

For purposes of the above interest sensitivity analysis:

     Residential  loans  held for sale at  September  30,  1998  totaling  $10.4  million  are in the less than six  month  interest sensitivity period.

     Fixed rate assets are scheduled by contractual  maturity and adjustable rate assets are scheduled by their next repricing date.
     In both cases, assets that have prepayment optionality are adjusted for the Company's estimate of prepayments.

     Loans do not include non-accrual loans of $3.7 million.

     Loans do not include the allowance for loan loss of $23.9 million.

     In certain deposit categories where there is no contractual maturity, Management assumed the sensitivity characteristics listed below based on the current  interest  rate  environment  and the  Company's  historical  experience.  Management  reviews these assumptions on a quarterly basis and may modify them as circumstances dictate.

          -    Savings accounts are assumed to decay at an annual rate of 30%.
          -    NOW accounts are assumed to decay at an annual rate of 30%.
          -    Money market accounts are assumed to decay at an annual rate of 60%.
          -    Non-interest  bearing  accounts of $190.5  million are included in other  liabilities  and are assumed to decay at an annual rate of 40%.

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

To offset these inherent weaknesses the Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation not only considers the impact of changing market interest rates on forecasted net interest income, but also takes into consideration other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions. In addition, the Company utilizes duration analysis and calculates the Company's market value of portfolio equity under various interest rate scenarios.

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

Market Risk
As a financial institution, the Company's chief market risk is interest rate risk. The Company has no exposure to foreign currency or commodity prices. Its exposure to equity prices is limited to marketable equity securities contained within its available for sale investment portfolio. At September 30, 1998 the Company did not have a trading portfolio.

Interest rate risk is the sensitivity of income to variations in interest rates over defined time horizons. The primary goal of interest rate risk management is to control this risk within limits and guidelines approved by the Company's Board of Directors. These limits and guidelines reflect the Company's tolerance for interest rate risk.

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

At September 30, 1998 and December 31, 1997, the Company had no outstanding exposures to off-balance sheet interest rate instruments such as swaps, forwards or futures. GBT held derivative financial instruments during 1997. However, in December, 1997 concurrent with the acquisition of GBT, the Company sold its position in these instruments. At September 30, 1998 the Company held no derivative financial instruments.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Default upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
(a) On November 12, 1998,a Special Meeting of the Stockholders of SIS Bancorp, Inc. was held at the headquarters of SIS Bancorp, Inc., 1441 Main Street, Springfield, Massachusetts.

(b)      N/A

(c) The only proposal presented at the meeting was to "Consider and vote upon a proposal to adopt the Agreement and Plan of Merger dated as of July 20, 1998, as amended (the "Merger Agreement") among Peoples Heritage Financial Group, Inc. ("PHFG"), Peoples Heritage Merger Corp., a wholly-owned subsidiary of Peoples Heritage Financial Group, Inc., and SIS Bancorp, Inc. ("SIS"), which provides, among other things, for (i) the merger of SIS with and into Peoples Heritage Merger Corp., and (ii) the conversion of each share of SIS common stock outstanding immediately prior to the merger (other than any dissenting shares under Massachusetts law and certain other shares) into the right to receive 2.25 shares of Peoples Heritage Financial Group, Inc. common stock, subject to possible adjustments under certain circumstances, plus cash in lieu of any fractional shares" as more fully described in the Proxy statement for the meeting.

    Votes For (shares)     Votes Against (shares)    Votes Abstained (shares)   Broker Non-Votes
    ------------------     ----------------------    ------------------------   ----------------

         4,991,614                  96,729                    19,030                    None



Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: None

(b)  Reports on Form 8-K

         On July 21, 1998, the Company filed a Form 8-K reporting the signing of a definitive Agreement and Plan for Merger dated July 20, 1998 between the Company and People's Heritage Financial Group, Inc.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SIS BANCORP, INC.
                                    (Registrant)


November 13, 1998                 /s/  F. William Marshall, Jr.
Date                              F. William Marshall, Jr.
                                  President and Chief Executive Officer




November 13, 1998                 /s/  John F. Treanor
Date                              John F. Treanor
                                  Executive Vice President, Chief Operating
                                  Officer and Chief Financial Officer